Form 10-Q
period 1995-09-30
PEOPLES SAVINGS FINANCIAL CORP /CT/
filed 1995-11-14
CIK 846801

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarterly Period Ended
                            September 30, 1995

                     Commission File Number 34-0-18162


                     PEOPLE'S SAVINGS FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


          Connecticut                                    06-1259026
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)


   123 Broad Street, New Britain, CT                      06053
(Address of principal executive offices)                (ZIP Code)


                               (203) 224-7771
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. YES X      NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                2,511,824 shares issued and
                                outstanding, (including
                                559,461 shares in treasury)
                                as of September 30, 1995

                                Common Stock, par value $1.00 per share



                       PEOPLE'S SAVINGS FINANCIAL CORP.

                              Table of Contents


PART I - FINANCIAL INFORMATION                                       PAGE NO.

Item 1.  Financial Statements (Unaudited)

     (a) Condensed Consolidated Balance Sheets -
         September 30, 1995 and December 31, 1994                        3

     (b) Condensed Consolidated Statements of Income -
         Three months ended September 30, 1995 and 1994;
         Nine months ended September 30, 1995 and 1994                   4

     (c) Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1995 and 1994                   5

     (d) Financial Highlights                                            6

     (e) Notes to the Condensed Consolidated Financial
         Statements - September 30, 1995                                 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              16

Item 2.  Changes in Securities                                          16

Item 3.  Defaults Upon Senior Securities                                16

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                        16

Item 5.  Other Information                                              16

Item 6.  Exhibits and Reports on Form 8-K                               16


Part I. Financial Information
Item 1. Financial Statements

PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
                                                 September 30,   December 31,
                                                     1995            1994
                                                  (Unaudited)        (Note)
Non-interest bearing
 deposits and cash                                  $6,405           $9,538
Federal funds sold
 and FHLB overnight deposits                         4,249            9,876
   Cash and Cash Equivalents                        10,654           19,414
Investment securities
   Available for sale (at market)                   73,005           62,638
   Held to maturity (market value:
   $65,538 at September 30, 1995
    and $66,680 at December 31, 1994)               66,446           71,362
   Capital stock of the Federal Home Loan Bank       2,643            2,292
Trading account securities (at market)                   -            5,461
Loans, net (allowance for loan losses
 1995-$1,711; 1994-$1,791)                         235,729          226,324
Bank premises and equipment                          2,357            2,410
Foreclosed real estate                                 615              628
Accrued income receivable                            4,072            3,646
Goodwill                                             3,480            3,745
Other assets                                         4,085            4,169
Total Assets                                      $403,086         $402,089

Liabilities and Shareholders' Equity

Liabilities
Non-interest bearing demand deposits                $5,670           $4,946
Interest bearing deposits                          329,623          316,756
   Total deposits                                  335,293          321,702
Mortgagors' escrow accounts                          1,039            2,609
Advances from Federal Home Loan Bank of Boston      19,102           33,450
Accrued expenses                                     1,186            1,164
Other liabilities                                    2,300            1,933
Total Liabilities                                  358,920          360,858

Shareholders' Equity
Common stock, ($1.00 par value),
 10,000,000 shares authorized;
 2,511,824, and 2,508,324 shares issued and
 outstanding at September 30, 1995 and
 December 31, 1994, respectively
 (including shares in treasury of 559,461
  and 519,461 at September 30, 1995 and
  December 31, 1994, respectively)                   2,512            2,508
Additional paid in capital                          21,824           21,792
Retained earnings                                   26,966           25,751
Unrealized losses on securities
  available for sale,
  net of taxes                                         114           (2,291)
Cost of treasury stock                              (7,250)          (6,529)
Total Shareholders' Equity                          44,166           41,231
Total Liabilities and Shareholders' Equity        $403,086         $402,089

Note: The statement of condition at December 31, 1994 has been derived from the audited consolidated financial statements at that date.

See notes to the condensed consolidated financial statements.


PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
unaudited
                                   Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                      1995       1994      1995       1994
Interest Income:
  Loans, including fees               $4,773     $4,089    $13,601    $12,029
  Investment Securities                2,202      2,161      6,288      6,198
  Trading Account                          -         62         46        157
  Short-term Investments                  83         48        401        165
Total Interest Income                  7,058      6,360     20,336     18,549
Interest Expense:
  Interest on deposits                 3,457      2,461      9,654      7,157
  Interest on advances from Federal
   Home Loan Bank of Boston              269        369        986      1,017
Total Interest Expense                 3,726      2,830     10,640      8,174
Net Interest Income                    3,332      3,530      9,696     10,375
Provision for Loan Losses                 30         50        101        129
Net Interest Income after
 Provision for Loan Losses             3,302      3,480      9,595     10,246
Other Income:
  Service charges and fees               241        221        758        655
  Trust fees                             299         11        838         20
  Net Investment Securities
   Gains (Losses)                         (1)         -        (70)       750
  Trading Account Gains (Losses)           -        107         49       (105)
  Net Gains (Losses) on Sale of
   Mortgages                              (7)        (3)        (2)      (338)
  Other Operating Income                  76         56        142        159
Total Other Income                       608        392      1,715      1,141
Other Expenses:
  Salaries and Benefits                1,150        846      3,297      2,524
  Occupancy                              225        216        701        634
  Furniture and Equipment                224        173        671        509
  FDIC Deposit Insurance                 (17)       177        347        518
  Other Real Estate Expenses             146         51        308        147
  Other Operating Expenses               603        882      1,840      1,834
Total Other Expenses                   2,331      2,345      7,164      6,166
Income Before Income Taxes             1,579      1,527      4,146      5,221
Income Taxes                             618        622      1,642      2,124
Net Income                              $961       $905     $2,504     $3,097

Per Share Data:
Net Income                             $0.48      $0.45      $1.26      $1.53
Weighted Average Common
 Shares Outstanding                1,989,542  2,024,262  1,985,702  2,022,788
Dividends Declared Per Share           $0.22      $0.22      $0.66      $0.66

See notes to condensed consolidated financial statements.


PEOPLES'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)
                                                       Nine months ended
                                                         September 30,
                                                        1995       1994
Operating activities
  Net Income                                            $2,504     $3,097
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     Provision for depreciation                            354        260
     Accretion and amortization of bond premiums
      and discounts, net                                    35         52
     Provision for loan losses                             101        129
     Amortization of net deferred loan fees               (157)      (144)
     Decrease in trading account securities              5,461       (475)
     Loans sold                                          2,615      8,196
     Realized investment securities (gains) losses          70       (750)
     Trading account (gains) losses                        (49)       105
     Loan sales (gains) losses                               2        338
     Writedowns on foreclosed real estate                  253        124
     Goodwill amortization                                 265          -
     Increase in accrued expenses                           22         36
     Other items, net                                       74        (32)
Net cash provided by operating activities               11,445     10,936

Investing activities
  Purchases of available-for-sale securities           (28,698)   (18,239)
  Proceeds from sale of available-for-sale
   securities                                            8,370     10,307
  Proceeds from maturities of available-for-sale
   securities                                           11,854      6,930
  Purchases of held-to-maturity securities              (1,265)   (32,974)
  Proceeds from maturities of held-to-maturity
   securities                                            6,237      6,440
  Net increase in loans                                (12,954)   (17,604)
  Purchases of premises and equipment, net                (301)      (772)
  Foreclosed real estate sold                              748        752
Net cash used by investing activities                  (15,904)   (45,160)

Financing activities
  Net increase (decrease) in demand deposits,
   NOW accounts, savings accounts, and
   mortgagors' escrow accounts                         (19,661)      (840)
  Net increase in time deposits                         31,682     14,522
  Net increase in long term borrowings from
   the Federal Home Loan Bank of Boston                      -     21,500
  Net increase (decrease) in short term
   borrowings from the Federal Home Loan
   Bank of Boston                                      (14,348)       (30)
  Cash Dividends paid                                   (1,289)    (1,317)
  Acquisition of treasury stock                           (721)         -
  Issuance of Common Stock                                  36         31
Net cash provided by financing activities               (4,301)    33,866

Increase (decrease) in cash and cash equivalents        (8,760)      (358)
Cash and cash equivalents at January 1                  19,414     12,007
Cash and cash equivalents at September 30               10,654     11,649

Noncash investing and financing activities
  Increase (decrease) in net unrealized holding gains
    (losses) on securities carried at market              4,117     (4,039)
  Transfer of loans to foreclosed real estate               988        174

See notes to condensed consolidated financial statements.



PEOPLE'S SAVINGS FINANCIAL CORP.

                                    Three Months Ended      Nine Months Ended
FINANCIAL HIGHLIGHTS                 September 30,           September 30,
($ in thousands,
except per share data)             1995       1994         1995       1994
For the Period
Interest income                    $7,058     $6,360       $20,336    $18,549
Interest expense                    3,726      2,830        10,640      8,174
Net Interest Income                 3,332      3,530         9,696     10,375
Net Income                            961        905         2,504      3,097

Per Share Data
Book value                         $22.62     $20.98        $22.62     $20.98
Net income                           0.48       0.45          1.26       1.53
Cash dividends declared              0.22       0.22          0.66       0.66

Selected Financial Ratios
Yield on interest-bearing assets     7.31%      6.85%         7.03%      6.72%
Cost of funds                        4.27       3.36          4.06       3.28
Interest rate spread                 3.04       3.49          2.97       3.44
Interest rate margin                 3.45       3.80          3.35       3.76
Return on average assets             0.96       0.94          0.83       1.08
Return on average equity             8.75       8.51          7.82       9.66
Dividend payout ratio               44.68      48.52         51.43      42.54
At end of period:
Tier 1 leverage ratio of bank subsidiary                      9.85      10.80
Tier 1 risk-based ratio of bank subsidiary                   19.62      21.79
Total risk-based ratio of bank subsidiary                    20.47      22.83
Non-performing assets to total assets                         0.32       0.65
Non-performing assets to total loans and OREO                 0.54       1.13
Non-performing loans to total loans                           0.28       0.53
Allowance for loan losses to total loans                      0.72       0.91
Allowance for loan losses to non-performing loans           255.75     171.24

                                                           Sep. 30,   Dec. 31,
At End of Period                                             1995       1994
Net loans                                                 $235,729   $226,324
Investments                                                142,094    136,292
Total Assets                                               403,086    402,089
Deposits                                                   335,293    321,702
Borrowings                                                  19,102     33,450
Shareholders' equity                                        44,166     41,231
Outstanding shares                                       1,952,363  1,988,863


                          PEOPLE'S SAVINGS FINANCIAL CORP.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1995

Note A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995 For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

Certain 1994 amounts have been reclassified to conform with the 1995 presentation. These reclassifications had no impact on net income.

Note B - CHANGES IN ACCOUNTING PRINCIPLES
On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 114 and 118). SFAS No. 114 and 118 requires creditors to evaluate the collectibility of impaired loans, as defined below, based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for collectibility of contractual principal and interest based on fair value of the collateral. As permitted by the statement, smaller-balance homogeneous loans consisting of residential mortgages and consumer loans are evaluated for collectibility by the Corporation based on historical loss experience rather than on an individual loan-by-loan basis. The Corporation considers a loan to be impaired for SFAS No. 114 and 118 purposes when, based on current information and events, it is probable that it will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. An insignificant delay of under 90 days or a 10% shortfall in the amount of payment is not an event that, when considered in isolation, would automatically cause the Corporation to consider a loan to be impaired for purposes of SFAS No. 114 and 118. The Corporation evaluates all impaired loans, other than small balance loans, on an individual loan-by-loan basis; it does not aggregate impaired loans into major risk classifications. Except for certain restructured loans, impaired loans are loans that are on nonaccrual status.

When an impaired loan or a portion of an impaired loan is deemed uncollectible, the portion deemed uncollectible is charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $20,000, excluding small-balance homogeneous loans. All of these loans have been evaluated for impairment using the present values of future cash flows method. There was no valuation allowance recorded for the impaired loans.

For the quarter ended September 30, 1995 the average balance of impaired loans was approximately $20,000.

The Corporation generally recognizes interest income on impaired loans on a cash basis. For the three and nine month periods ended September 30, 1995, the Corporation recorded no interest on impaired loans.

At September 30, 1995 the Corporation had two restructured loans totaling $516,000. One of these loans in the amount of approximately $475,000 was restructured prior to the adoption of SFAS No. 114 and 118 and is therefore accounted for in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" and the other loan is considered a smaller-balance homogeneous under SFAS No. 114 and 118.

Prior to the adoption of SFAS No. 114 and 118, the allowance for loan losses related to all loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 and 118 did not result in any additions to the provision for loan losses.

Note C - SECURITIES
The amortized cost and estimated market values of investment securities for September 30, 1995 and December 31, 1994 are as follows.

                                                                         Net
                                      Estimated   Gross      Gross    Unrealized
                           Amortized   Market  Unrealized Unrealized   Gains/
                              Cost     Value     Gains     Losses     (Losses)
(in thousands),
September 30, 1995
Available for sale
  United States Government
   and agency obligations    $39,492    $38,767     $63       $788       ($725)
  State of Connecticut
   taxable obligations         1,251      1,253       2          0           2
  Corporate securities         8,131      8,150      42         23          19
  Mortgage-backed
   securities                 12,776     12,992     234         18         216
   Total debt securities      61,650     61,162     341        829        (488)
  Marketable equity
   securities                  5,499      5,800     301          0         301
  Mutual funds                 5,561      6,043     534         52         482
                             $72,710    $73,005  $1,176       $881        $295
Held to maturity
  United States Government
 and agency obligations      $27,004    $26,820     $42       $226       ($184)
  Mortgage-backed securities  39,442     38,718     227        951        (724)
                             $66,446    $65,538    $269     $1,177       ($908)

                                                                         Net
                                      Estimated   Gross      Gross    Unrealized
                            Amortized   Market  Unrealized Unrealized   Gains/
(in thousands),                Cost     Value     Gains     Losses     (Losses)
December 31, 1994
Available for sale
  United States Government
   and agency obligations     $42,488    $39,562      $6     $2,932     ($2,926)
  State of Connecticut
   taxable obligations          1,252      1,238       0         14         (14)
  Corporate securities         11,625     11,241       7        391        (384)
  Mortgage-backed securities    4,728      4,714       0         14         (14)
    Total debt securities      60,093     56,755      13      3,351      (3,338)
  Marketable equity
   securities                     103        230     129          2         127
  Mutual funds                  6,364      5,653       0        711        (711)
                              $66,560    $62,638    $142     $4,064     ($3,922)
Held to maturity
  United States Government
   and agency obligations     $28,378    $26,969      $0     $1,409     ($1,409)
  Mortgage-backed securities   42,984     39,711       3      3,276     ($3,273)
                              $71,362    $66,680      $3     $4,685     ($4,682)

Note D - LOANS
The following table shows the Corporation's loan distribution at the end of the nine month period ended September 30, 1995 compared to December 31, 1994.


                                  September 30, 1995       December 31, 1994
($ in thousands)                  Balance   % of Total     Balance   % of Total
Real Estate Loans:
  1 to 4 family residential       191,175      80%         187,052      82%
  Multifamily (5 or more units)     3,889       2%           3,899       2%
  Home equity credit lines          5,158       2%           5,328       2%
  Construction and land
   development                      4,238       2%           3,110       1%
  Second mortgages                 21,669       9%          20,597       9%
  Commercial mortgages              5,678       2%           4,177       2%
    Total real estate loans       231,807      97%         224,163      98%
Consumer installment                4,279       2%           3,839       2%
Credit cards                        1,392       1%             498       0%
Commercial                            462       0%             369       0%
Total loans                       237,940     100%         228,869     100%
  Less: Loans held for sale             0                        0
        Allowance for loan
         losses                     1,711                    1,791
        Deferred fees                 500                      754
Net loans                         235,729                  226,324

Note E - NON-PERFORMING ASSETS
The following table illustrates the composition of the non-performing assets as of September 30, 1995 and December 31, 1994.

                                   September 30, 1995      December 31, 1994
($ dollars in thousands)           # of loans    Amount    # of loans   Amount
Loans past due 90 days
 or more:
Residential                           10         $544         14       $1,199
Commercial                             2           22          0            0
Installment                            4          103          5          101
  Total non-performing loans          16          669         19        1,300
Foreclosed real estate:
Residential                            8          535          4          168
Commercial real estate                 1           80          2          460
  Total foreclosures                   9          615          6          628
Repossessed assets                     0            0          0            0
  Total non-performing assets                  $1,284                  $1,928

Non-performing assets to total
 loans and OREO                                             0.54%        0.84%
Allowance for loans losses
 to non-performing loans                                  255.75%      137.77%
As a percent of total loans:
  Loans past due 90 days or more                            0.28%        0.57%
  Allowance for loan losses                                 0.72%        0.78%

The average balance of impaired loans for the quarter ended September 30, 1995 was approximately $20,000. There are no commitments outstanding to extend additional credit on impaired loans. At September 30, 1995 the Bank had two restructured loans totalling $516,000.


Note F - LOAN LOSS RESERVE
The following table summarizes the Corporation's loan loss reserve as of the nine months ended September 30, 1995 and 1994.

(in thousands) Nine months ended September 30,               1995       1994
Beginning balance                                           1,791      2,223
Provision charged to expense                                  101        129
Net charge-offs                                               181        328
Ending balance                                             $1,711     $2,024

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. The adequacy of the allowance is determined by management's evaluation of known and inherent risks in the loan portfolio and prevailing economic conditions and the Bank's loss experience. The allowance is increased by provisions for loan losses charged against income.

Beginning in 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

This section presents management's discussion and analysis of the consolidated results of operations for People's Savings Financial Corp. (the "Corporation") and The People's Savings Bank of New Britain (the "Bank") for the three and nine month periods ended September 30, 1995 and 1994, and its financial condition as of September 30, 1995. In order to understand this section in context, it should be read in conjunction with the consolidated financial statements and notes thereto.


Financial Condition

At September 30, 1995 total assets were $403.09 million, an increase of $1.00 million (or .2%) from total assets of $402.09 million at December 31, 1994. Changes in assets consisted of an increase in investment securities and net loans offset by the liquidation of the trading account, and a decrease in cash and cash equivalents. Total deposits increased by $13.59 million (or 4.2%) from December 31, 1994, and borrowings from the Federal Home Loan Bank totalling $14.35 million were repaid. Unrealized losses on securities available for sale, net of taxes, improved by $2.41 million to a gain of $.114 million at September 30, 1995, from a loss of $2.29 million at December 31, 1994, primarily due to improvement in the stock and bond markets. The increase in total deposits was primarily due to growth in the Bank's newer branches.


RESULTS OF OPERATIONS

Net income for the three month period ended September 30, 1995 was $961,000 as compared to $905,000 for the comparable period in 1994. Net income for the nine month period ended September 30, 1995 was $2,504,000 as compared to $3,097,000 for the comparable period in 1994. The increase in income for the three month period was primarily due to increased trust fees, a retroactive reduction in FDIC deposit insurance premiums, and lower other operating expenses. These increases were partially offset by reduced net interest income, trading account gains during the three month period ended September 30, 1994, increased other real estate expenses and increased salaries and benefits, and other expenses. These increases in expenses relate to the expansion of our Trust Department, the full impact of the opening of two branches in the second quarter of 1994 and start up expenses associated with the new Commercial Loan Department. Other operating expenses for the three month period ended September 30, 1994 were adversely effected by the settlement of a legal claim against the Bank for approximately $550,000. The decrease in net income of $593,000 for the nine month period was attributable to a decrease in net interest income, due to a reduction in the Corporation's net interest rate spread, and increased other expenses due to our expansion mentioned above, and a decrease in securities gains, partially offset by increased other operating income due to increased trust fee income, and trading account and mortgage sale gains versus losses for the nine months ended September 30, 1994, increased service charges and fees and the reduction in FDIC deposit insurance premiums mentions above. The Bank recorded a one time gain on securities for the three months ended June 30, 1994 which was from the acquisition of The Federal Savings Bank by Midconn bank. The Bank and the Corporation owned 69,277 shares of Federal Savings which produced a pre-tax profit of $787,000.


AVERAGE BALANCES, INTEREST, YIELDS AND RATES
The following table presents condensed daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data.

Three months ended
September 30,
(dollars in
thousands)

                                  Annualized                          Variance
              Average Balance     Average rate    Interest     Inc.   due   to
              1995      1994      1995  1994    1995    1994  (dec)   Vol. Rate
Loans         $234,518  $220,791  8.14% 7.41%  $4,773  $4,089  $684   $264  $420
Investment
 securities    151,534   150,844  6.03% 6.02%   2,285   2,271    14     10     4
  Total        386,052   371,365  7.31% 6.85%   7,058   6,360   698    274   424
Other assets    15,482    14,489
  Total
   assets     $401,534  $386,124

Deposits      $329,520  $308,959  4.20% 3.19%   3,457   2,461   996    173   823
Borrowings      18,968    28,019  5.67% 5.27%     269     369  (100)  (131)   31
     Total     348,488   336,978  4.27% 3.36%   3,726   2,830   896     42   854
Demand
 deposits        4,961     3,700
Other
 liabilities     4,123     2,916
Stockholders'
 equity         43,962    42,530
 Total liabilities
 and stockholders'
 equity        $401,534  $386,124
Net interest
 income                                         $3,332  $3,530 ($198) $232($430)
Net interest rate spread           3.04% 3.49%
Net interest rate margin           3.45% 3.80%

Nine months ended
September 30,
(dollars in
thousands)
                              Annualized                         Variance
           Average Balance    Average rate     Interest   Inc.   due  to
              1995     1994   1995  1994    1995    1994  (dec)  Vol. Rate
Loans      $231,878  $217,749  7.82% 7.37%  $13,601 $12,029 $1,572  $805  $767
Investment
 securities 153,958   150,594  5.83% 5.77%    6,735   6,520    215   147    68
  Total     385,836   368,343  7.03% 6.72%   20,336  18,549  1,787   952   835
Other
  assets     15,120    13,288
  Total
   assets  $400,956  $381,631

Deposits   $326,586  $305,700  3.94% 3.12%    9,654  7,157   2,497   515 1,982
Borrowings   23,140    26,805  5.68% 5.06%      986  1,017    (31)  (310)  279
  Total     349,726   332,505  4.06% 3.28%   10,640  8,174   2,466   205 2,261
Demand
 deposits     4,977     3,618
Other
 liabilities  3,539     2,745
Stockholders'
 equity      42,714    42,763
 Total
  liabilities
  and
  stock-
  holders'
  equity   $400,956  $381,631
Net interest income                          $9,696 $10,375  ($679) $747 (1,426)
Net interest rate spread         2.97% 3.44%
Net interest rate margin         3.35% 3.76% Net Interest Income


The average balances, interest, yields and rates table shows that for the three month period ended September 30, 1995 compared to the same period in 1994 there was an increase in interest income caused primarily by increased volume of loans and yield on loans. Interest income for the nine month period ended September 30, 1995 increased when compared to the same period last year primarily due to increased volume and yield on loans and to a lesser extent increased volume and yield on investments. The comparison of interest expense for the three month period ended September 30, 1995 compared to the same period in 1994 shows that interest expense increased primarily due to increased rates on deposits, and to a lesser extent increased volume of deposits and increased rate on borrowings, partially offset by a decrease in the volume of borrowings. The comparison of interest expense for the nine month period ended September 30, 1995 compared to the same period in 1994 shows that interest expense also increased primarily due to increased rates on deposits, and to a lesser extent increased volume of deposits and rates on borrowings, slightly offset by a decrease in the volume of borrowings. This activity is consistent with the changes in the Corporation's balance sheet and with changes in interest rates.

Net interest rate spreads decreased during the three month period ended September 30, 1995 when compared to the same period last year, because the Bank's yield on earning assets increased less than the rate the Bank pays on its interest bearing liabilities. The increase in the yield on earning assets was primarily due to increased yield on loans. The rate the Bank pays on its interest bearing liabilities increased primarily due to higher interest rates on the Bank's deposits, which includes a shift in deposits to higher interestrate certificate of deposits from lower interest rate deposit accounts, and to a lesser extent rates on borrowings. The net interest rate spread decreased during the nine month period ended September 30, 1995 when compared to the same period in 1994 primarily because the yield the Bank earns on earning assets increased at a lesser rate than the increase in the rate the Bank pays on interest bearing liabilities. Net interest rate margins decreased for the three and nine month period ended September 30, 1995 when compared to the same period of 1994, due to the same reasons mentioned above. Net interest income for the three and nine month periods ended September 30, 1995 decreased primarily due to the decrease in net interest rate spread and net interest rate margin.

CAPITAL
The Corporation's and the Bank's Tier 1 leverage capital ratios at September 30, 1995 were 10.07% and 9.85% respectively. The Corporation's and the Bank's total risk-based capital ratios at September 30, 1995 were 20.89% and 20.47% respectively. The Corporation's and the Bank's Tier 1 risk-based capital ratios at September 30, 1995 were 20.05% and 19.62%, respectively. All of the Corporation's and the Bank's ratios as of September 30, 1995 were well above applicable minimums. As of September 30, 1995, the Corporation and the Bank fall within the highest capital category of "well capitalized" under the rules of the Federal Reserve Board and the Federal Deposit Insurance Corporation.

OTHER INCOME, OTHER EXPENSE, AND TAXES
The following tables detail the significant increases and decreases in other income for the three and nine month periods ended September 30.


                                                 Three Months ended
Other income                                        September 30,
(dollars in thousands)                     1995   1994   Inc(dec)      %
Service charges and fees                   $241   $221     $ 20        9.1%
Trust fees                                  299     11      288    2,618.2
Net investment securities gains (losses)     (1)     -       (1)    (100.0)
Trading account gains (losses)                -    107     (107)    (100.0)
Net Gains (losses) on sale of mortgages      (7)    (3)      (4)     133.3
Other operating income                       76     56       20       35.7
  Total other income                       $608  $ 392    $ 216       55.1 %


                                                 Nine Months ended
Other income                                       September 30,
(dollars in thousands)                     1995   1994   Inc(dec)      %
Service charges and fees                   $758   $655     $103       15.7%
Trust fees                                  838     20      818    4,090.0
Net investment securities gains (losses)    (70)   750     (820)    (109.3)
Trading account gains (losses)               49   (105)     154     (146.7)
Net Gains (losses) on sale of mortgages      (2)  (338)     336      (99.4)
Other operating income                      142    159      (17)     (10.7)
  Total other income                     $1,715 $1,141    $ 574       50.3%

Other income for the three month period ended September 30, 1995 increased by $574,000 as compared to the same period in 1994. The increase was primarily due to increased trust fees, partially offset by a decrease in trading account gains. During the first quarter of 1995 the Bank's trading account was liquidated.

Other income increased for the nine month period ended September 30, 1995, from the comparable period of 1994. The increase was primarily due to increased Trust fees due to the acquisition of New Meriden Trust from the FDIC as well as growth in the amount of trust assets. The increase was also due to trading account gains and minimal losses on sales of mortgages compared to losses in 1994 and an increase in service charges and fees. These increases were partially offset by net investment securities losses compared to gains in 1994. The 1994 gain on sale of investment securities was due to the acquisition of Federal Savings Bank by Midconn Bank. The Corporation and the Bank owned 69,277 shares producing a pre-tax gain of $787,000. The increase in service charges and fees was due to an increased number of accounts and to minor fee increases.

The following tables detail the significant increases and decreases in other expenses for the three and nine month periods ended September 30.

                                                 Three Months ended
Other expenses                                     September 30,
(dollars in thousands)                     1995   1994   Inc(dec)      %
Salaries and benefits                    $1,150   $846     $304       35.9%
Occupancy                                   225    216        9        4.2
Furniture and equipment                     224    173       51       29.5
FDIC deposit insurance                      (17)   177     (194)    (109.6)
Other real estate expenses                  146     51       95      186.3
Other operating expenses                    603    882     (279)     (31.6)
  Total other expenses                   $2,331 $2,345    $ (14)      (0.6)%

                                                 Nine Months ended
Other expenses                                     September 30,
(dollars in thousands)                     1995   1994   Inc(dec)      %
Salaries and benefits                    $3,297  $2,524     $773       30.6%
Occupancy                                   701     634       67       10.6
Furniture and equipment                     671     509      162       31.8
FDIC deposit insurance                      347     518     (171)     (33.0)
Other real estate expenses                  308     147      161      109.5
Other operating expenses                  1,840   1,834        6        0.3
  Total other expenses                   $7,164  $6,166     $998       16.2%


Non-interest expense decreased for the three month period ended September 30, 1995, from the comparable period of 1994. The decrease is primarily due to a retroactive reduction in FDIC deposit insurance premiums. The Bank received a credit of approximately $205,000. The rate the Bank pays for deposit insurance was changed from $.23 per year for every $100 in deposits to $.04 per year for every $100 in deposits. The Bank will continue to pay the lower rate until such time that the FDIC changes the rate. Salaries and benefits, occupancy, and furniture and equipment increased due to the expansion of our trust department including the purchase of New Meriden Trust from the FDIC and the opening of a Trust production office in Middletown, CT, and expenses related to our new Commercial Loan Department. Other real estate expenses increased when compared to 1994 due some charge-offs and also due to environmental work at one property. Other operating expenses decreased for the three month period ended September 30, 1995 when compared to the same period in 1994, primarily because the 1994 figure included the settlement of a legal claim by the Bank for approximately $550,000. General increases in other operating expenses relate to the expansion mentioned above including amortization of goodwill due to the New Meriden Trust acquisition, other expenses related to the increased size of the Trust Department. Non-interest expense increased for the nine month period ended September 30, 1995 as compared to the same period in 1994 due to the same explanations above including the full impact of opening two new branches in the second quarter of 1994.

The effective tax rate for the three month period ended September 30, 1995 decreased to 39.1% from 40.7% for the same period in 1994. The effective tax rate decreased to 39.6% for the nine months ended September 30, 1995 as compared to 40.7% for the comparable period of 1994. The decrease was primarily due to an increase in dividend income during the second and third quarters that qualifies for the Federal dividend received deduction.


                         PEOPLE'S SAVINGS FINANCIAL CORP.


Part II Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Corporation or its subsidiary is a party, or of which any of their property is the subject, other than ordinary routine litigation in the normal course of business.


Item 2.  Changes in Securities

During the second quarter of 1995, there were no changes which would materially modify the rights of the holders of the Corporation's registered securities.


Item 3.  Defaults Upon Senior Securities

The Corporation and its subsidiary are not in default with respect to the payment of principal or interest related to any outstanding borrowing.


Item 4.  Submission of Matters to a Vote of Securities Holders

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

    11.1  Computation of net income per common share.

(B) Reports on Form 8-K:

    None.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEOPLE'S SAVINGS FINANCIAL CORP.


Date:  November 13, 1995             By: /s/
                                         Richard S. Mansfield
                                         President and Chief Executive
                                         Officer

Date:  November 13, 1995             By: /s/
                                         John G. Medvec
                                         Executive Vice President and
                                         Treasurer


                                  Exhibit 11.1

                        PEOPLE'S SAVINGS FINANCIAL CORP.
                  COMPUTATION OF NET INCOME PER COMMON SHARE
                     (in thousands except per share amounts)

                                 Three months ended    Nine months ended
                                    September 30,       September 30,
                                    1995     1994       1995     1994
Net income - primary and
  fully diluted                     $961     $905      $2,504   $3,097

Weighted Average Common
 Stock and Common Equivalent
 Stock

Weighted average common
 stock outstanding                 1,952    1,996       1,955    1,996

Assumed conversion (as of
 the beginning of each
 period or upon issuance
 during a period) of
 stock options outstanding
 at the end of each period            38       28          31       27

Weighted average common
 stock outstanding -
 primary                           1,990    2,024       1,986    2,023

Weighted average common
 stock outstanding                 1,952    1,996       1,955    1,996

Assumed conversion
 (as of the beginning of
 each period or upon
 issuance during
 a period) of stock
 options outstanding
 at the end of each period             38       28          31       27

Weighted average common
 stock outstanding
  - fully diluted                   1,990    2,024       1,986    2,023

Earnings Per Common and
 Common Equivalent Share

Primary                             $0.48    $0.45       $1.26    $1.53

Fully diluted                       $0.48    $0.45       $1.26    $1.53