Form 10-K
period 1995-12-31
PEOPLES SAVINGS FINANCIAL CORP /CT/
filed 1996-03-29
CIK 846801

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission File Number
    December 31, 1995                                        34-0-18162

                        People's Savings Financial Corp.
             (Exact name of registrant as specified in its charter)


               Connecticut                                   06-1259026
     (State or other jurisdiction of                      (I.R.S. employer
      incorporation or organization)                     identification no.)


123 Broad Street, New Britain, Connecticut                      06053
 (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:   (203)224-7771

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $1.00 per share
                                (Title of class)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                             X    Yes            No
                           -----          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               Page 1 of 30 pages.

                     The Exhibit Index is found at page 25.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock on February 29, 1996 was $35,339,335.


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
                  Class                                    February 29, 1996
                  -----                                    -----------------
Common Stock, par value $1.00 per share                        1,924,363
                                                               =========


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K as indicated herein.


                                                          Part of Form 10-K
               Document                                into which incorporated
               --------                                -----------------------

  1995 Annual Report to Shareholders                          I and II

  Proxy Statement for the 1996 Annual                            III
  Meeting of  Stockholders  (to be filed
  within 120 days of December 31, 1995)
  (the "Proxy Statement")

                                TABLE OF CONTENTS


                                                                      Page
                                                                      ----
                                     PART I

Item 1  -  Business..............................................       1
Item 2  -  Properties............................................      20
Item 3  -  Legal Proceedings.....................................      20
Item 4  -  Submission of Matters to a Vote of Security
             Holders.............................................      21
        -  Executive Officers of the Registrant..................      21

                                     PART II

Item 5  -  Market for Registrant's Common Equity and
             Related Stockholder Matters.........................      21
Item 6  -  Selected Financial Data...............................      22
Item 7  -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......      22
Item 8  -  Financial Statements and Supplementary Data...........      22
Item 9  -  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..............      23

                                    PART III

Item 10 -  Directors and Executive Officers of the
             Registrant..........................................      23
Item 11 -  Executive Compensation................................      23
Item 12 -  Security Ownership of Certain Beneficial Owner
             and Management......................................      23
Item 13 -  Certain Relationships and Related Transactions........      23


                                            PART IV

Item 14 -  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.................................      24

                                     PART I

Item 1  -  Business

     The principal executive offices of People's Savings Financial Corp. (the "Company") and of The People's Savings Bank of New Britain (the "Bank") are located at 123 Broad Street, New Britain, Connecticut 06053. The telephone number of the Company and the Bank is (203)224-7771.

     The Company was organized as a corporation under the laws of the State of Connecticut on February 22, 1989, to operate principally as a bank holding company for the Bank. The Bank's shareholders approved the acquisition by the Company of all of the outstanding common stock of the Bank (the "Bank Common Stock") in exchange for shares of common stock of the Company (the "Company Common Stock"). The Bank is the sole subsidiary of the Company and its principal asset. As of December 31, 1995, the Company had total consolidated assets of $410.2 million, total consolidated deposits of $339.4 million, consolidated net loans of $236.8 million and consolidated shareholders' equity of $44.7 million. As of December 31, 1994, the Bank had total assets of $402.1 million, total deposits of $321.7 million, net loans of $226.3 million and shareholders' equity of $41.2 million.

     The Bank was originally organized in 1907 as a Connecticut-chartered mutual savings bank, and converted to a Connecticut-chartered capital stock savings bank on August 27, 1986. The Bank currently offers general banking services, including accepting deposits from the general public and lending or investing those funds and also offers trust services. In addition to its main office, the Bank operates seven banking branches located in New Britain, Southington, Newington, Rocky Hill, and Plainville, Connecticut. The Bank will open its eight branch in Meriden, CT in early spring 1996.

Principal Market Area

     The Bank's principal market encompasses the City of New Britain and the Towns of Berlin, Newington, Southington, Rocky Hill, Plainville and Meriden. Although traditionally servicing the banking needs of New Britain's Polish community, the Bank has expanded its customer base over the past several years. The Bank intends to continue to focus its marketing efforts in the next several years on other segments of the New Britain community and upon residents of other towns in its market area.

     The City of New Britain is evolving from a primarily industrial economy to an industrial-commercial-service economy. The surrounding communities are largely residential but also have significant industrial and commercial activities. The transfer of several major manufacturing facilities to other areas of the country continues to affect adversely the New Britain area labor market.

Lending and Investment Activities

     The Bank provides personalized financial services to its existing customers and intends to achieve growth by increasing its customer base in New Britain and by increasing its services to, and expanding its customer base in, the communities surrounding New Britain. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. A substantial portion of the loans and investments originated over the last five years has been on a short-term or variable-rate basis, although origination of more traditional fixed-rate mortgage loans increased during the low interest rate environment in 1993. The Bank has originated more adjustable rate loans with the rise in interest rates during 1994 and 1995. During 1991 through 1995, maturities on both mortgages and investments were extended to take advantage of higher yields on longer maturities. Fixed rate mortgages and loans are originated with 8 to 30 year maturities, while maturities on some investments were extended to 5 to 7 years. The Bank sold the majority of the 30-year fixed rate mortgages which it originated during 1994 and 1995 in order to reduce the Bank's interest rate risk exposure. The Bank's activities in this regard will vary in degree from time to time depending upon investment opportunities, economic and rate conditions, liability strategy and the Bank's efforts to maintain an adequate net interest spread.

     Since the conversion to a capital stock savings bank, the Bank has regulated its efforts to increase future deposit growth based on its assessment of the profitability of the investment options then available for such funds.

     The Bank also seeks to expand existing and develop additional fee-based services. Current fee-based product lines include mortgage originations, selling and servicing mortgages (the income from which is not considered a significant part of the Bank's operations), checking accounts, and Savings Bank Life Insurance.

     During 1993, the Bank also added a Trust Department and an Investment Services Department to increase fee income. In November 1994, the Bank purchased the New Meriden Trust Co., a trust company with $179,000,000 in trust assets from the FDIC. In May, 1995 the Bank opened a trust office in Middletown, CT. Trust assets grew to $310 million at December 31, 1995.

Average Balance Sheets; Analysis of Net Interest Income; and Analysis of Changes in Interest Income and Interest Expense

     The supplementary information required by Item I of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to average balance sheets; an analysis of net interest income; and an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates appears on pages 19 and 20 of the Company's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

Lending Activities

     The supplementary information required by Item III.A. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to the composition of the loan portfolio appears on page 13 of the Company's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under
Item 8.

     The Bank's net loan portfolio totaled $236.8 million, excluding loans held for sale, as of December 31, 1995, representing 57.7% of total assets. The Bank's principal lending activity consists of the origination of mortgage loans on residential property.

     The Bank's consumer loans continue to be an important aspect of its lending activities, representing 13.6% of the Bank's total loan portfolio.

     In order to diversify its loan products the Bank established a commercial loan department to provide traditional commercial loans and Small Business Administration loans. The void resulting from industry consolidation and downsizing has created an opportunity for the Bank to respond to the credit needs of small and medium size business in a timely manner with practical and effective solutions. The Bank hired a team of experienced commercial lending officers to build a conservative, high-quality commercial loan portfolio. As of December 31, 1995, the commercial mortgage portfolio totaled approximately $5.9 million, representing 2.5% of the Bank's total loan portfolio.

     The lending activities of the Bank are heavily influenced by economic trends affecting the availability of funds and by general interest rate levels. In originating loans, the Bank must compete with other savings banks, savings and loan associations, commercial banks, mortgage companies, insurance companies and other financial intermediaries.

     Residential Mortgage Loans. The Bank actively solicits residential mortgage loan applications from existing customers, builders and Realtors. Almost all of the Bank's residential mortgage loans are made to borrowers who occupy the properties securing their loans. While the Bank is authorized to make loans secured by real estate located either within or outside the State of Connecticut, its policy is to concentrate on loans secured by properties located within Connecticut, particularly in its primary market area. The Bank originates residential real estate loans through all eight of its offices. The Bank's mortgage originations decreased by 25% from 1994 to 1995, primarily due to a sluggish real estate market and increased competition. As of December 31, 1995 residential mortgage loans were 80.6% of the Bank's total loans.

     For its own portfolio, the Bank originates adjustable-rate and selected fixed-rate first mortgage loans secured by residential properties. In 1993 and 1992 the Bank sold a significant number of its 30-year, 20-year and 15-year fixed-rate mortgage loans and in 1994 and 1995 sold some of its 30-year and 20-year fixed rate loans generated in those years. Points are charged on all residential mortgage loans unless the borrower elects to pay a higher interest rate to offset points.

During 1994 the Bank started offering adjustable-rate loans that are fixed for the first three, five or seven years and then adjust every year after the fixed period. In 1995 the Bank started offering adjustable-rate loans that are fixed for the first ten years and then adjust every year after the fixed period. Adjustable-rate mortgages carry an interest rate cap which limits the Bank's ability to vary the rate at the time of adjustment and over the life of the loan. The annual interest rate cap is 2% and the lifetime cap is 6%, although the Bank in the past had an adjustable rate mortgage loan program with an 8% lifetime cap. Interest rate caps limit both increases and decreases in rate. The Bank bases its adjustable-rate mortgages on indices that are best matched to the repricing of its liabilities.

     Fixed-rate first mortgage loans constituted approximately 37.3% of net loans as of December 31, 1995, down from 40.8% as of December 31, 1994.

     The volume of first mortgage loan originations since 1990 is shown in the following table:

          Year Ended                Number of               Total Loans
          December 31,                Loans                 Originated
          ------------                -----                 ----------

             1991                      397                  44,344,000
             1992                      795                  81,485,000
             1993                      721                  73,072,000
             1994                      432                  47,237,000
             1995                      305                  35,338,000

     Despite the benefits of adjustable-rate mortgages to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payments by the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. It is difficult to quantify the risks resulting from increased costs to the borrower as a result of periodic repricing of adjustable-rate mortgages. The risk associated with holding fixed rate mortgages in the Bank's loan portfolio is that during periods of rising interest rates, their value decreases and the initial positive spread over the Bank's cost of funds may become negative. The benefits of holding fixed rate mortgages include a larger initial positive spread, increased cash flows and the average life of the loans are usually shorter than the stated maturity.

     In its residential real estate lending, the Bank follows the underwriting requirements of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. The Bank lends up to 95% of the appraised value of owner-occupied property and up to 70% of the value of non-owner-occupied property. Under a special program for first time home buyers the Bank has lent up to 97% of the appraised value of the owner-occupied property. Residential borrowers are required to obtain private mortgage insurance covering any excess on loans with over 80% loan-to-value ratios. All conventional first mortgages include "due-on-sale" clauses, which give the lender the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property that secures the loan.

     Loans Held for Sale. At December 31, 1995, loans held for sale totaled $927,000, with a market value of $927,000.

     Commercial Loans. As of December 31, 1995, commercial and commercial real estate loans totaled $519,000, compared to $329,000 at December 31, 1994. Commercial loans constituted 0.2% of the Bank's total loans as of December 31, 1995.

     The Bank's commercial mortgage loans are directly originated and consist of loans made on multifamily homes (more than four units) and loans collateralized by non-residential properties. Commercial mortgage loans collateralized by non-residential properties as of December 31, 1995 totaled $5.9 million, compared to $4.2 million as of December 31, 1994. Commercial mortgage loans collateralized by non-residential properties constituted 2.5% of total loans as of December 31, 1995. Loans made on multifamily homes constituted 1.6% of total loans, or $3.9 million, as of December 31, 1995, compared to $3.9 million at December 31, 1994. The Bank lends up to 80% of the appraised value of commercial property. Generally, the size of commercial mortgage loans is less than $300,000, with the largest loan totaling $737,000.

     Construction Loans. As of December 31, 1995, residential construction loans totaled approximately $3.9 million, or 1.6% of the Bank's total loans, compared to $3.1 million, or 1.4% of total loans as of December 31, 1994. The Bank's limited construction loan investments are generally short-term (1-2 years) and are presently limited to residential properties in Connecticut. Construction loan applications are underwritten as if they were applications for permanent financing, obviating the need for a commitment for permanent financing at the close of the construction period.

     Consumer Loans. Connecticut savings banks are authorized by statute to invest their assets in secured and unsecured consumer loans without limitation. Connecticut savings banks may also invest their assets, without restriction as to a percentage of assets, in lines of credit, overdraft loans, and credit card outstandings. The Bank's consumer loans include home improvement loans, automobile and boat loans and loans to pay for medical or vacation expenses. In October of 1994 the Bank started offering its own MasterCard and Visa credit cards. The Bank originates both fixed and adjustable rate second mortgage loans for its own portfolio and offers a variable rate pre-approved consumer line of credit product secured by the equity in the consumer's home.

     The Bank also is authorized to make educational loans under the Connecticut Guaranteed Student Loan Program. The interest on loans in this program is partially subsidized and is fully guaranteed by the federal government. At December 31, 1995, the Bank had sold substantially all of its education loans to the Student Loan Marketing Association (Sallie Mae) prior to conversion of such loans to amortizing loans.

     Total consumer loans (excluding credit card loans) increased from $29.0 million at December 31, 1994 to $30.8 million at December 31, 1995. Although not classified as collateral loans, approximately 99% of the Bank's installment loans are secured by mortgages on real property or security interests in personal property. Collateral loans, secured by either regular savings accounts, marketable securities, or certificates of deposit, amounted to approximately $1.9 million at December 31, 1995 and December 31, 1994. Credit card loans totaled $1.3 million at December 31, 1995 as compared to $.5 million at December 31, 1994.

     Interest Rates. Interest rates charged by the Bank on its loans are primarily determined by the cost of funds to the Bank, competitors' rates and comparable investment alternatives available to the Bank. Federal law preempts state usury limits on interest, origination fees and all related charges for federally related mortgage loans secured by first liens on residential real property, and no action has been taken by the Connecticut legislature (as permitted by Federal law) to reimpose such state limits.

     The supplementary information required by Item III.B. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to maturities and sensitivities of loans to changes in interest rates appears on page 16 of the Company's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

     Loan Commitments. The Bank's commitments to make mortgage loans on existing residential and commercial real property are made for periods of up to 120 days from the date of commitment. Such commitments are generally made at the market rate of interest prevailing at the time that the commitment is made to the customer. The rate on the commitment is guaranteed for a period of 60 days.

     Loan Origination Fees and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees for originating residential and commercial mortgage loans. These fees, commonly called "points", are paid by borrowers from their own funds and are not netted from the face amount of a mortgage loan. Loan origination fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the loan's yield over the life of the loan. Origination fees on loans sold by the Bank are taken into income currently.

     The Bank also receives other fees and charges relating to existing loans, which include primarily late charges. In connection with its mortgage loan origination activities, the Bank also receives application fees. These fees do not constitute a material source of income to the Bank.

     Risk Elements in the Loan Portfolio. The Bank's loans are regularly reviewed by management. If contractually due principal and interest payments on any loan are not received 15 days after the due date of the overdue payment, the Bank institutes monitored efforts to restore such loan to current status. Loans are classified as non-accrual and placed on a cash basis for purposes of income recognition when the collectibility of interest and principal becomes uncertain. All loans past due 90 days are treated as non-accrual loans. Generally, payments received are recorded as principal only after the interest is brought current. Continued unsuccessful collection efforts lead to initiation of foreclosure or other legal proceedings.

     Properties carried as foreclosed real estate have either been acquired through foreclosure or by deed in lieu of foreclosure, and is carried at the lower of (1) carrying value of loan, including costs of foreclosure, or (2) estimated fair value of the real estate acquired less estimated cost to sell. At the time of foreclosure, the excess, if any, of the loan value over the estimated fair value of the property acquired is charged to the allowance for loan losses. Subsequent to the time of foreclosure, reductions in the carrying value of foreclosed properties due to further declines in fair value or losses on their sale are recognized through charges to foreclosed real estate expense. Costs relating to the subsequent development or improvement of the property are capitalized; and holding costs are charged to foreclosed real estate expense in the period in which they are incurred.

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") which was later amended in October of 1994 by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS 114 and SFAS 118, which the Bank adopted in 1995, requires creditors to evaluate the collectibility of both contractual interest and contractual principal of all loans when assessing the need for a loss accrual. When a loan is impaired, a creditor shall measure impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent and foreclosure is probable. The creditor shall recognize an impairment by creating a valuation allowance. The adoption of these pronouncements did not have a material impact on the Bank's financial condition or results of operations.

     The supplementary information required by Item III.C. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to the discussion and statistical disclosure of non-accrual, past due and restructured loans appears on pages 14 and 15 of the Company's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

     The Company has not made loans to borrowers outside the United States. At December 31, 1995, there were no concentrations of loans exceeding 10% of total loans. A concentration of loans is defined as an amount loaned to multiple borrowers engaged in similar activities which would cause them to be similarly affected by economic or other conditions.

     Potential problem loans are not disclosed as non-accrual, 90 days past due, or restructured, but are loans which are monitored because of known information about possible credit problems of borrowers or because they are more than 30 days but less than 90 days past due. Management assesses the potential for loss on these loans when evaluating the adequacy of the allowance for loan losses on a regular basis. As of December 31, 1995, monitored loans not disclosed as non-accrual, 90 days past due, or restructured that were current totaled $168,000 ($57,000 residential real estate loans, and $110,000 commercial real estate loans); monitored loans 30 days delinquent totaled $3,117,000 ($2,673,000 residential real estate loans, $224,000 second mortgage loans, $171,000 commercial real estate loans, and $49,000 installment loans); and monitored loans 60 day's delinquent totaled $791,000 ($404,000 residential real estate loans, $369,000 second mortgage loans, and $18,000 installment loans).

Summary of Loan Loss Experience

     Management's determination as to the adequacy of the allowance for loan losses takes into account a variety of factors, including (a) management's analysis of individual loans and the overall risk characteristics of the loan portfolio, (b) past loan loss experience, (c) the results of the statutorily mandated examination of the loan portfolio by regulatory agencies and independent reviews and evaluations of loans by the Loan Committee of the Bank's Board of Directors, (d) current and expected economic conditions, and (e) other relevant factors.

     The supplementary  information  required by Items IV.A. and IV.B. of "Guide
3. Statistical Disclosure by Bank Holding Companies" relating to an analysis of the allowance for loan losses and an allocation for loan losses by loan category appears on pages 14 and 15 of the Company's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

Investment Activities

     Savings banks chartered in the State of Connecticut have authority to make a wide range of investments deemed to be prudent by their boards of directors. Subject to various restrictions, they may own commercial paper, bonds of government agencies (including states and municipalities), corporate bonds, mutual fund shares, debt and equity obligations issued by creditworthy entities (whether traded on public securities exchanges or placed privately for investment purposes) and interests in real estate located within or outside Connecticut without limitations as to use.

     It has been the Bank's practice to utilize a variety of investment vehicles to better match deposit maturities. In addition to providing for liquidity requirements, the Bank maintains investment portfolios to employ funds not currently required for its various lending activities. Having a portion of assets in short-term securities has proved beneficial to the Bank during periods of rapidly rising interest rates. During such periods, as short-term securities mature, the proceeds can be reinvested in securities at market rates. In a declining rate environment, loans are likely to have higher yields than debt securities. Management considers the overall rate-sensitivity of the Bank's earning assets when investing in securities.

     Because of the shortened maturity of its deposit base and increasing sensitivity to the interest rate cycle, the Bank has invested a substantial amount of its cash flow in short-term or interest-sensitive money market assets, including the use of federal funds, debt obligations with maturities no longer than 5 years of companies rated "A" or better, US Treasury obligations, and similar instruments. In addition to providing a match of rates on the interest rate cycle, such a shift of funds into money market instruments provides the Bank with the liquidity it deems necessary for normal operations.

     A majority of the Bank's investments in 1995, excluding mortgage-backed securities, were purchased with three to five year maturities, although some of the Bank's investments purchased in 1995 were purchased with maturities greater than five years in order to obtain higher yields. Mortgage-based securities were purchased with fifteen and thirty year maturities. Mortgage-backed securities pay monthly principal and interest payments providing for a return of principal earlier than that of a regular bond with the same maturity.

     The supplementary information required by Item II.A. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to the maturity and composition of the Bank's investment portfolio appears on pages 10 through 12 of the Company's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

     At December 31, 1995, the Bank had invested approximately $15.6 million, or 3.8% of its assets, in marketable preferred and common stocks and mutual funds. This portion of the Bank's portfolio generates dividend income and also may produce capital gains and losses. Dividends received by the Bank are entitled to the 70% dividends-received deduction on federal income taxes.

     The Bank sold no equity securities during 1995. The Bank had net gains from the sale of equity securities of $779,000 in 1994. In the event of a decline in the market for equity securities, the value of the Bank's equity portfolio, and hence its capital, may be reduced. During the past five years, the largest amount that the Bank had invested at any one time in the equity securities of a single company was $730,000. The investment in this company was sold in 1994. See "Federal Reserve System Regulation" below for further discussion relating to this investment.

     In 1991, the Bank revised its investment strategy, hired new outside investment advisors and transferred $4.2 million in equity securities and $835,000 in cash to the trading account in order to create a balanced investment portfolio managed by professional investment advisors with investment objectives to match or outperform several investment indices. In February of 1995 the Bank liquidated it's trading account because of volatility in the investment markets and the uncertainty of earnings generated from this account. Net gains in this account in 1995 amounted to $49,000.

     The Federal Deposit Insurance Corporation Improvement Act of 1991, which is discussed in detail below under the caption "Regulation and Supervision", generally limits the equity investments of state non-member banks to investments which are permissible for a national bank. An insured state bank is also prohibited from engaging as principal in any type of activity that is not permissible for a national bank, unless the Federal Deposit Insurance
Corporation (the "FDIC") determines that the activity would not pose a significant risk to the insurance fund and the bank is in compliance with applicable capital standards. As of December 19, 1992, a subsidiary of a state bank may not engage as principal in an activity which is not permissible for a subsidiary of a national bank, unless the same conditions are met. See "FDIC Regulation" below for further discussion relating to these investment and activities limitations.

Deposits and Other Sources of Funds

     Deposits. Deposits have traditionally been the Bank's major source of funds, and will continue to be a major source of funds in the foreseeable future. However, the Bank may rely on borrowings from the Federal Home Loan Bank in the future (if available) as long as interest rates are favorable. See "Borrowing" below. The Bank also derives funds from loan amortizations, loan prepayments, interest and dividend income and sales of assets deemed appropriate by Bank management.

     The Bank offers a wide variety of retail deposit accounts designed to attract both short- and long-term funds. Time deposits were the primary source of new funds for the Bank during 1995 due to customer preference, and represent the largest component of deposits (representing 61.6% of total deposits at December 31, 1995). Certificates of deposit currently offered by the Bank have maturities that range from 91 days to five years. The Bank also offers tax-deferred retirement savings programs (IRA accounts and Simplified Employee Pension Plans) and other types of plans for its customers. In determining the rate of interest to pay on deposits, the Bank considers its cash flow requirements, rates paid by competitors and the Bank's income and growth objectives.

     Management expects competition for deposits in the Bank's market area to continue for the foreseeable future. As of December 31, 1995, the aggregate amount of savings accounts at the Bank was $109.2 million and the interest rate paid on such accounts was 2.0%.

     The Bank's deposit marketing strategy includes continually monitoring rates to insure competitiveness while providing a high level of service at all of the branch offices. Branch employees participate in sales training programs. The Bank has been able to attract reasonable deposit growth without having to match the most competitive rates being offered in its market area.

     Substantially all of the Bank's depositors are residents of New Britain and the contiguous communities. The Bank plans to continue its marketing and service efforts in the other communities within its market area. Until recently, such efforts had been hampered by the lack of any Bank branches outside New Britain. The Bank does not solicit deposits outside Connecticut, nor does it solicit deposits through deposit brokers.

     The supplementary information required by Item V.A. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to average amounts of, and average rates paid on, deposits appears on page 15 of the Company's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

     The decrease in average savings deposits from 1994 to 1995 was due to customer preference and the rate structure of deposit products. The Bank believes that its high capital ratios and financial strength have attracted new deposit customers. The increase in average time deposits from 1994 to 1995 was the result of customer preference and the rate structure of deposit products. The overall increase in average rates paid on deposits from 1994 to 1995 is consistent with rising interest rates through 1994 and the beginning of 1995, even though rates decreased in the second half of 1995, because of the normal time lag for the Bank's balance sheet to react to market interest rates.

     The supplementary information required by Item V.D. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to the maturity distributions of time certificates of deposit issued in amounts of $100,000 or more appears on page 16 of the Company's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

     Borrowing. The Bank has been a member of the Federal Home Loan Bank ("FHLB") of Boston since 1980, and as a member may borrow from the FHLB to secure additional funds. At December 31, 1995, the Bank had outstanding $19.0 million in loans from the FHLB of Boston, a decrease of $14.5 million from $33.5 million outstanding at December 31, 1994. The primary reason for the decrease was maturities of borrowings. Borrowing from the FHLB of Boston may be at interest rates and under terms and conditions which vary from time to time.

     The Bank also has access to a pre-approved line of credit with the FHLB of Boston of $8,042,000, and has sufficient qualified collateral to borrow up to an additional $222 million. This arrangement allows the Bank to obtain advances from the FHLB of Boston rather than relying on commercial bank lines of credit. The Bank's interest expense on advances was $1,253,000, $1,455,176, and $471,767, for the years ended December 31, 1995, 1994 and 1993, respectively.

Competition

     The Bank's most direct competition for deposits has historically come from other thrift institutions and commercial banks located in its principal market area, many of which have greater resources than the Bank. There are numerous other banks, credit unions and financial institutions located in the City of New Britain and surrounding areas that also compete with the Bank. The Bank faces significant additional competition for investors' funds from short-term money market funds of securities firms and other financial institutions and from other corporate and government securities yielding higher interest rates than those paid by the Bank.

     This increased competition has, and is expected to continue to have, an effect on the Bank's cost of funds. However, the Bank has not experienced and does not expect to experience any substantial adverse effect on the stability of its deposit base as a result of increased competition. The Bank competes for deposits by offering depositors a high degree of personal service, convenient locations and hours, and other services. The Bank does not rely upon any individual or entity for a material portion of its deposits, nor does it obtain any deposits through deposit brokers. A substantial portion of the Bank's customer and deposit base traditionally has been and continues to be the large Polish community in New Britain.

     The  Bank's  competition  for real  estate  loans  comes  principally  from mortgage banking companies, other thrift institutions, commercial banks, insurance companies and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include, among other things, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, and volatility in the mortgage markets.

     Competition is expected to increase as a result of legislation adopted in recent years at the Federal and State of Connecticut levels which effectively provide, subject to minimal limitations, for full interestate banking and branching. As a result of this legislation and increasingly aggressive merger activity in the Company's market area, competition from larger institutions with resources much greater than the Company's, is expected to continue into the future.

     Certain legislative and regulatory proposals that could affect the Company and the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, the Connecticut General Assembly, and various governmental agencies. These proposals include measures that may further alter the structure, regulation, powers, and competitive relationship of financial institutions and that may subject the Company and the Bank to increased regulation, disclosure, and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce existing legislation. It cannot be predicted whether or in what form any legislation or regulations will be enacted or the extent to which the business of the Company and the Bank will be affected thereby.

Employees

     As of December 31, 1995, the Company and the Bank employed 132 employees, 113 of whom are full-time, including 31 officers. Management considers the Bank's relations with its employees to be good. The Bank's employees are not represented by any collective bargaining group.


                           REGULATION AND SUPERVISION

Connecticut Regulation

     As a state-chartered capital stock savings bank, the Bank is subject to applicable provisions of Connecticut law and the regulations adopted thereunder by the Connecticut Banking Commissioner (the "Commissioner"). The Commissioner administers Connecticut banking laws, which contain comprehensive provisions for the regulation of savings banks. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination by and reporting to the Commissioner.

     Savings banks in Connecticut are empowered by statute to conduct a general banking business and to exercise all incidental powers necessary thereto. Subject to limitations expressed in the statutes, permissible activities include taking savings and time deposits, including NOW checking accounts, paying interest on such deposits and accounts, accepting demand deposits, making loans on residential and other real estate, making consumer and commercial loans, exercising trust powers, investing, with certain limitations, in equity securities and debt obligations of banks and corporations, and issuing credit cards. In addition, savings banks may engage in certain other enumerated activities, including the establishment of an insurance department to sell life insurance and annuities. Connecticut savings banks, in general, have powers identical to those enjoyed by Connecticut commercial banks.

     The Bank is prohibited by Connecticut banking law from paying dividends, except from its net profits. Net profits are defined as the remainder of all earnings from current operations. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. These provisions limit the amount of dividends payable to stockholders of the Company, since dividends received from the Bank are the primary source of funds for the Company to pay dividends. As of December 31, 1995, approximately $666,000 was available for payment of dividends by the Bank to the Company.

     Under Connecticut banking law, no person may acquire the beneficial ownership of more than 10% or 25% or more of any class of voting securities of a bank chartered by the State of Connecticut or having its principal office in Connecticut or a bank holding company thereof unless the Commissioner approves such acquisition.

     Full statewide branching is available to all Connecticut depository institutions. This legislation expands the branching opportunities of the Bank to other towns while allowing virtually unrestricted branching expansion by other institutions into New Britain. Legislation passed in 1990 requires the Commissioner to consider significant additional criteria when reviewing branch applications. While this legislation may result in increased administrative review of bank branching applications, the Company does not anticipate at this time that the criteria to be considered by the Commissioner will adversely impact the Company's future branching activities or that any such review will materially deter financial institutions which desire to open branches in New Britain from doing so.

     See "Competition" above for a discussion of Connecticut interstate banking statutes.

FDIC Regulation

     The Bank's deposit accounts are insured by the FDIC, up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to any merger or consolidation or the establishment or relocation of an office facility. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for noncompliance. Under FDIC regulations, the Bank is a member of the Bank Insurance Fund ("BIF") and is required to pay annual insurance premiums, currently 0.00% of its deposits. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act"), the FDIC has adopted regulations establishing a risk-based assessment system for insurance premiums. Under this system, a depository institution's semi-annual assessment will fall within a range of 0.00% to 0.27% of domestic deposits, based in part on the probability that the deposit insurance fund will incur a loss with respect to that institution. In setting assessments for a bank, the FDIC is required to take into account the revenue needs of the insurance fund and to set the assessments in a manner that will be sufficient to maintain the insurance fund's required reserve ratio. Insured depository institutions are required to file with the FDIC certified statements containing all information required by the FDIC for the determination of the semi-annual assessment. Each institution has been or will be notified of its risk classification based on its capital ratios. The FDIC has the authority to assess penalties against an institution that fails to make an accurate certified statement. These provisions of the Improvement Act have not affected the Bank's assessment. Under this system, the Bank, as a well capitalized institution, is required currently to pay annual insurance premiums of 0.00% of its deposits.

     The FDIC also requires FDIC-insured, state-chartered banks that are not members of the Federal Reserve System to meet certain minimum capital requirements. The FDIC amended its minimum requirements for capital as a percentage of total assets to define capital in a manner consistent with the risk-based capital categories described below and to require a minimum leverage standard of 3 percent Tier 1 (or core) capital to total assets (as defined in FDIC regulations) for the most highly rated banks that are not anticipating or experiencing any significant growth. All other state banks that are not members of the Federal Reserve System would be required to meet a minimum leverage ratio that is at least 100 to 200 basis points above this minimum -- that is, an absolute minimum leverage ratio of not less than 4 percent for those banks that are not highly rated or that are anticipating or experiencing significant growth. "Tier 1 capital" is generally defined as common stockholders' equity, minority interests in consolidated subsidiaries and non-cumulative perpetual preferred stock. Tier 1 capital generally excludes goodwill and other intangibles and investments in subsidiaries that the FDIC determines should be deducted from capital. As of December 31, 1994, the Bank's leverage ratio was approximately 9.35%, exceeding the FDIC requirements.

     The FDIC has also adopted supplementary capital regulations based on international risk-based capital standards. The other United States bank regulatory agencies have also adopted similar guidelines based on these international standards. The guidelines, as adopted, supplement the minimum leverage ratios described in the immediately preceding paragraph. The guidelines set forth (i) a definition of "capital" for risk-based capital purposes; (ii) a system for calculating risk-weighted assets by assigning assets and certain off-balance sheet items to broad risk categories; and (iii) a schedule, including transitional arrangements during a phase-in period, for achieving a minimum supervisory ratio of capital to risk-weighted assets. In general, the risk-weighting imposes "zero percent" risk-weighting for cash; balances due from Federal Reserve banks; direct claims on (including securities), and the portions of claims unconditionally guaranteed by, the United States treasury and United States government agencies; and gold bullion; "twenty percent" for cash items in the process of collection; all claims on, and portions of claims guaranteed by, United States depository institutions, United States government agencies and United States government-sponsored agencies; general obligation claims on, and the portions of claims that are guaranteed by, the full faith and credit of states or other political subdivisions of the United States; and the portions of claims that are collateralized by securities issued or guaranteed by the United States treasury, governmental agencies or government-sponsored agencies; "fifty percent" for loans fully secured by first liens on one to four family residential properties written in accordance with prudent underwriting standards and certain privately issued mortgage-backed securities; and "one hundred percent" risk-weighting for assets not included in one of the other categories, including fixed assets, premises, other real estate owned and equity investments. Basically, the higher percentage of riskier assets an institution has, the more capital it must have to satisfy the risk-based guidelines; the lower the risk, the lower the required capital. The guidelines do not address other bank "risk" areas, such as interest rate, liquidity, funding and market risks, the quality and level of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks. The current minimum risk-based ratio is 8%. The Bank's total risk-based ratio as of December 31, 1995 was 18.38%. The Bank does not believe that the implementation of the risk-based guidelines has had or will have a material adverse effect on its prospective business or require capital-raising efforts in the foreseeable future. In January 1995, the risk-based capital standards were amended to require analysis of the Bank's and Company's concentration of credit risks and certain risks from non-traditional activities in assessing the institution's overall capital adequacy. The Company and Bank believe that these amended regulations will not materially affect the Company's and Bank's capital ratios or adequacy.

     The Improvement Act increases the supervisory powers of the FDIC and the other federal regulatory agencies with regard to undercapitalized depository institutions, and changes the capital rules applicable to the Company and the Bank. As of December 19, 1992, banking regulators adopted regulations which define five capital categories of institutions: institutions that are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The purpose of these categories is to allow federal regulatory agencies to monitor undercapitalized institutions more closely in order to take appropriate and prompt regulatory action to minimize the potential for significant loss to the deposit insurance fund. Institutions in the first two categories will operate with few restrictions. Institutions in the other three categories may be required to raise additional capital, curtail growth, limit interest rates paid, divest subsidiaries and limit executive compensation. Regulators are also be empowered to remove top management and call for new elections of directors. The Improvement Act also allows for the appointment of a conservator or receiver of an insured depository institution if the institution is undercapitalized and either has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized as required, or fails to submit or materially implement a capital plan. In addition, the Improvement Act requires a holding company of a failing institution to guarantee that the institution will comply with a capital restoration plan to the extent of 5% of the institution's total assets or the amount needed to achieve the required minimum capital levels. See pages 17 and 18 of the Company's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital". The Bank is currently categorized as a "well capitalized" institution under the Improvement Act.

     After notice and hearing, FDIC insurance of deposits may be terminated by the FDIC upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC. Neither the Company nor the Bank is aware of any practice, condition or violation that might lead to termination of its deposit insurance.

     The Improvement Act also generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. These restrictions became effective on December 19, 1992, although the restrictions dealing with equity investments became effective upon enactment of the Improvement Act on December 19, 1991. In October 1992, the FDIC issued final regulations to implement the restrictions on equity investments and indicated its intention to propose regulations addressing the activities limitations at a later date. Under the regulations dealing with equity investments, an insured state bank generally may not acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange ("listed stock") or shares of a registered investment company ("registered shares"), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 ("measurement period") made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo one of four types of specified transactions which generally deal with changes in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth the bank's intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member. The Bank filed a notice of intention to invest in listed stocks and registered shares with the FDIC on December 11, 1992. On March 15, 1993, the FDIC granted its approval to the Bank to continue to hold or acquire listed stocks and registered shares, subject to the following conditions: (a) the maximum investment in listed stocks and registered shares may not exceed 100% of the Bank's Tier 1 capital; (b) the Bank must follow reasonable procedures limiting concentrations in listed stocks and registered shares so as to provide for diversification of risk; and (c) the FDIC may alter, suspend or withdraw its approval should any development warrant such action. At December 31, 1995, the Bank held $.2 million of listed stocks and registered shares.

     The Community Reinvestment Act of 1977 ("CRA") was enacted to encourage every financial institution to help meet the credit needs of its entire community, including low and moderate-income neighborhoods, consistent with the institution's safe and sound operation. Under CRA, state and federal regulators are required, when examining financial institutions and when considering applications for approval of certain merger, acquisition or other transactions, to take into account the institution's record in helping to meet the credit needs of its entire community, including low and moderate-income neighborhoods. In reviewing an institution's CRA record for this purpose, state and federal regulators will consider reports of regulatory examination, comments received from interested members of the public or community groups, and the description of the institution's CRA activities in its publicly available CRA statement, supplemented, as necessary, by the institution. The Federal Reserve Board has the power to disapprove proposed merger or acquisition transactions involving banking organizations that are deemed by the Federal Reserve Board to have unsatisfactory examination records of CRA compliance. Following its most recent CRA examination as of August 24, 1995, the Bank received a "Satisfactory" rating regarding its compliance with CRA.

Federal Reserve System Regulation

     Federal Reserve Board regulations require the Bank to maintain reserves against its transaction accounts and non-personal time deposits. These regulations generally require that reserves of 3% be maintained against transaction accounts (other than non-personal time deposits and Eurocurrency liabilities) totaling $54.0 million or less (except that $4.2 million in the transaction accounts is exempt from the reserve requirement) and a reserve of 10% be maintained against that portion of total transaction accounts in excess of $54.0 million. Effective December 19, 1995, the Federal Reserve Board adjusted these amounts so that reserves of 3% are required to be maintained against transaction accounts totaling $52.0 million or less (except that $4.3 million is exempt) and a reserve of 10% is required to be maintained against that portion of total transaction accounts in excess of $52.0 million. These amounts and percentages are subject to further adjustment by the Federal Reserve Board. The Bank also has authority to borrow from the Federal Reserve Bank of Boston "discount window."

     The Federal Reserve Board's capital adequacy guidelines for bank holding companies are similar to the FDIC leverage ratio requirements described above. This standard establishes a minimum level of Tier 1 capital to total assets of 3% for all bank holding companies with consolidated assets of $150 million or more. Except with respect to the most highly-rated institutions, this standard requires bank holding companies to maintain an additional cushion of 100 to 200 basis points depending upon the institution's financial condition and risk profile. Additionally, the Federal Reserve Board has adopted risk-based capital guidelines, similar to those adopted by the FDIC as described above, that are applicable to all bank holding companies. Management believes that the Company currently is, and expects to continue to be, in full compliance with applicable capital requirements.

     The Company is subject to regulation by the Federal Reserve Board as a registered bank holding company. The Bank Holding Company Act of 1956, as amended (the "BHCA"), under which the Company is registered, limits the types of companies that the Company may acquire or organize and the activities in which it or they may engage. In general, the Company and its subsidiaries are prohibited from engaging in or acquiring direct control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing or controlling banks or savings associations as to be a proper incident thereto. Subject to various limitations, the Federal Reserve Board has determined by regulation a number of activities that qualify without the need for specific FRB approval. The Company believes that neither it nor the Bank is engaged in any activities which would be prohibited under the BHCA.

     Under the BHCA, the Company is required to obtain the prior approval of the Board of Governors of the Federal Reserve System to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company.

     Under the BHCA, the Company, the Bank and any other subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to the Company or any of its subsidiaries, or making any investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

     The Company is required under the BHCA to file an annual report of its operations with the Federal Reserve Board, and it and the Bank and any other subsidiaries are subject to examination by the Federal Reserve Board. In addition, the Company, as a bank holding company, is required to register with, submit reports to and be examined by the Commissioner under the Connecticut Bank Holding Company and Bank Acquisition Act.

Effect of Government Policy

     Banking is a business that has historically depended primarily on interest rate differentials. In general, the difference between the interest rates received by the Bank on loans to its customers and securities held in the Bank's portfolio and the interest rate paid by the Bank on its deposits and its other borrowings will comprise the major portion of the Bank's earnings. The value and yields of its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, and policies of regulatory agencies, particularly the Federal Reserve Board, which implement national monetary policy. The nature and impact of any future changes in monetary policies is beyond the control of the Bank and cannot be predicted.

     The FDIC is required to conduct annual FDIC examinations of all insured depository institutions unless they are well or adequately capitalized, not less than $250 million in assets, and have an "outstanding" composite condition (or "good" if a bank has less than $100 million in assets); such institutions may be examined every eighteen months. The Improvement Act also requires each insured depository institution to submit a publicly available annual audit report to its federal regulators. The report is required to be prepared in accordance with generally accepted accounting principles and to contain any information that federal regulators may require. The report must contain management's statement of its responsibilities for preparing financial statements, establishing and maintaining internal controls, complying with banking laws and regulations and assessing the institution's results in these areas during the past year. The institution's independent public accountants must also attest to, and report separately on, management's statement. The federal regulatory agencies are also required to adopt regulations requiring each insured depository institution to have an independent audit made of its financial statements. These audited financial statements will be included in the institution's annual reports. The Company and the Bank have always had an annual independent audit.

     As discussed above, the Improvement Act allows the regulatory agencies to take prompt regulatory action for institutions falling into one of the lower three of five capital categories (see "FDIC Regulation") and restricts an institution's ability to accept brokered deposits unless the institution is well capitalized. Restrictions on loans to insiders are also strengthened under the Improvement Act. Total aggregate loans to all insiders (including directors and executive officers) and their related interests are generally restricted to the amount of a bank's unimpaired capital and surplus. Unimpaired capital and surplus is defined by regulation to mean the sum of (1) the bank's total equity capital as reported on the bank's most recent consolidated report of condition,
(2) any subordinated notes and debentures approved as an addition to the bank's capital structure by the appropriate federal banking agency, and (3) any valuation reserves created by charges to the bank's income as reported on its most recent consolidated report of condition. The Federal Reserve Board may, by regulation, make the restrictions on aggregate loans to insiders more stringent. In addition, certain restrictions on types and amounts of loans that can be made to executive officers of financial institutions have been added to federal regulations in addition to the existing restrictions in state law on loans to executive officers. Loans to individual directors, executive officers, principal shareholders and their related interests also may not exceed specified percentages of the Bank's unimpaired capital and surplus (generally, 15% for loans not "fully secured", and 10% additional for loans that are "fully secured", with certain limited exceptions). Because the level of the Bank's loans to insiders is significantly below the amount permitted under the Improvement Act, the Company does not expect these regulations to adversely impact the Company or the Bank.

     The Improvement Act has also resulted in federal regulatory agencies to adopt regulations setting forth safety and soundness standards relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate exposure; asset growth; and officers and employees compensation, fees and benefits. The Bank and the Company do not expect these regulations will materially adversely affect them.

     The regulations establish a standard for the ratio of classified assets to total capital and loan loss allowances at no greater than 100%; and an earnings/capital standard which provides that a bank's capital will be sufficient if the bank's last four quarters of earnings history, projected over the next four quarters, would leave the bank with capital meeting the applicable minimum capital requirements. If the FDIC were to find that the Bank violated either of the standards, the Bank would be required to submit a compliance plan, which must be approved by the FDIC, describing the steps it would take to cure the deficiency. However, the Company and the Bank currently comply with and expect to continue to comply with these standards.

     The present bank regulatory scheme has undergone and continues to undergo significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There have been significant regulatory changes in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. Banks are now actively competing with other types of depository institutions and with non-bank financial institutions, such as money market funds, brokerage firms, insurance companies, and other financial services enterprises. It is not possible at this time to assess what impact these changes in the regulatory scheme will ultimately have on the Bank.

Item 2  -  Properties

     In addition to the main office of the Company and the Bank, located at 123 Broad Street, New Britain, Connecticut, the Bank has seven banking branches located in New Britain, Southington, Newington, Rocky Hill, and Plainville, Connecticut. The following table sets forth certain information regarding the Bank's banking offices.

                                                     Owned           Lease
                                                       or          Expiration
Office                 Location                      Leased           Date
------                 --------                      ------           ----
Main Office            123 Broad Street               Owned       Not applicable
                       New Britain, CT  06050

Farmington Avenue      553 Farmington Avenue          Owned       Not applicable
                       New Britain, CT  06050

Columbus Plaza         150 Columbus Boulevard         Leased      October 1999
                       New Britain, CT  06050

Lafayette Square       450 Main Street                Leased      July 2001
                       New Britain, CT 06050

Southington Office     405 Queen Street               Leased      August 2002
                       Southington, CT  06489

Newington Office       36 Fenn Road                   Leased      January 2003
                       Newington, CT  06111

Rocky Hill Office      2270 Silas Deane Highway       Owned       Not applicable
                       Rocky Hill, CT  06067

Plainville Offic       275C New Britain Avenue        Leased      June 2004
                       Plainville, CT  06062


Total lease payments for all of the Bank's leased offices for 1995 amounted to $442,892.

Item 3  -  Legal Proceedings

     There are no pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation in the normal course of business. No such proceeding is material to the Company or the Bank.

Item 4  -  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1995, no matter was submitted to a vote of shareholders of the Company.

Executive Officers of the Registrant

     The following persons are the executive officers of the Company:

     Richard S. Mansfield, age 55, has been the President and Chief Executive Officer and a director of the Company since its incorporation in February 1989. Mr. Mansfield has been President and Chief Executive Officer and a director of the Bank since 1986 and was Executive Vice President and Vice President in charge of mortgage lending at the Bank since 1980. Mr. Mansfield's 1986 employment agreement with the Bank provides for a term of three years with automatic one year renewals each January 1st, unless either party gives written notice of his or its intention not to extend the agreement.

     John G. Medvec, age 49, has been the Executive Vice President and Treasurer of the Company since its incorporation in February 1989. Mr. Medvec has been Executive Vice President and Treasurer of the Bank since 1986 and has served in various executive positions with the Bank since 1971. Mr. Medvec's 1986 employment agreement with the Bank provides for a term of three years with automatic one year renewals each January 1st, unless either party gives written notice of his or its intention not to extend the agreement.

     There is no relationship by blood, marriage or adoption between any executive officer or director of the Company and any other executive officer or director of the Company.


                                     PART II

Item 5  -  Market for Registrant's Common Equity and Related Stockholder Matters

     As of February 29, 1996, the Company had 1,924,363 shares of Common Stock issued and outstanding and approximately 1,404 shareholders of record. The Company's stock is traded over-the-counter and is quoted on The NASDAQ National Market under the symbol "PBNB".

     The market price information regarding the Company Common Stock and the information relating to the payment of dividends required by Item 5 appears on page 46 of the Company's 1995 Annual Report to Shareholders under the captions "Common Stock Information" and "Dividend Policy", and is incorporated herein by reference. Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances and such restrictions may materially limit the Company's ability to pay dividends to its shareholders.

     In connection with the Bank's conversion from a mutual savings bank to a capital stock savings bank, 2,444,324 shares of Common Stock were initially offered to depositors of the Bank in a subscription offering, with the remaining shares sold in a public offering. As part of the subscription offering, the Bank established a liquidation account for a ten-year period for the benefit of eligible depositors who maintain their accounts with the Bank after the conversion. In the event of a complete liquidation (and only in such an event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to Bank Common Stock. The Bank may not declare or pay a cash dividend on or repurchase any of its Common Stock if the effect thereof would cause the capital accounts to be reduced below the amount required for the liquidation account, which was approximately $913,000 as of December 31, 1995.

     Connecticut capital stock savings banks, such as the Bank, may not declare cash dividends in excess of "net profits". "Net profits" are statutorily defined as "the remainder of all earnings from current operations." In addition, the total of all cash dividends declared in any calendar year may not, without the specific approval of the Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

     The present intention of the Board of Directors of the Company is to continue the practice of declaring and paying cash dividends on a quarterly basis. However, the payment and size of any future Company dividend will depend on the future earnings of the Company and the Bank.

Item 6  -  Selected Financial Data

     The information required by Item 6 appears on page 1 of the Company's 1995 Annual Report to Shareholders under the caption "Selected Financial Highlights", and is incorporated by reference herein.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7 appears on pages 9 through 24 of the Company's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. See Note 18 "Recent Accounting Pronouncements" on page 42 of the Company's 1995 Annual Report to Shareholders and the caption notes to the Consolidated Financial Statements contained therein.

Item 8  -  Financial Statements and Supplementary Data

     The information required by Item 8 is indexed in Item 14 of this Annual Report on Form 10-K, and portions thereof appearing on pages 23 through 45 of the Company's 1995 Annual Report to Shareholders are incorporated by reference herein.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III

Item 10  -  Directors and Executive Officers of the Registrant

     The information required by Item 10 relating to the identification of directors and executive officers of the Company and their business experience appears on pages 3 through 14 of the Company's definitive Proxy Statement dated March 22, 1996 under the caption "Election of a Class of Directors (Proposal 1)
- Information on Nominees and Directors", and in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant", and is incorporated by reference herein.

Item 11  -  Executive Compensation

     The information required by Item 11 relating to the compensation paid and benefits provided to directors and executive officers of the Company appears on pages 8 through 14 of the Company's definitive Proxy Statement under the captions "Election of a Class of Directors (Proposal 1) - Compensation of Directors" and "Election of a Class of Directors (Proposal 1) - Compensation of Executive Officers", and is incorporated by reference herein.

Item 12  -  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 relating to the ownership of the Company's securities by certain beneficial owners and management appears on pages 2 through 7 of the Company's definitive Proxy Statement under the captions "Principal Stockholders", "Election of a Class of Directors (Proposal 1) - Information on Nominees and Directors" and "Election of a Class of Directors (Proposal 1) - Ownership of Shares by Directors and Officers", and is incorporated by reference herein.

Item 13  -  Certain Relationships and Related Transactions

     The information required by Item 13 relating to transactions between the Company and management, directors and certain beneficial owners of the Company's securities appears on pages 13 through 15 of the Company's definitive Proxy Statement under the caption "Transactions with Management and Others", and is incorporated by reference herein.

                                     PART IV

Item 14  -  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents, filed as part of this report, are included herein or are incorporated by reference from the indicated pages of the Company's 1995 Annual Report to Shareholders:

     1.   Financial Statements:

                                                               Page(s) in
                                                              Annual Report
                                                              -------------
          Report of Independent Auditors                            23
          Consolidated Balance Sheets                               24
          Consolidated Statements of Income                         25
          Consolidated Statements of Stockholders' Equity           26
          Consolidated Statements of Cash Flows                     27
          Notes to Consolidated Financial Statements                28-45


     2.   Financial Statement Schedules:

          All Schedules to the  Consolidated  Financial  Statements  required by
          Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   Exhibits:

          Exhibit No.                        Description
          -----------                        -----------
              3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

              3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

              4 Instruments Defining the Rights of Security Holders are filed as Exhibits 3.1 and 3.2.

            *10.1 Employment Agreement dated August 1, 1986 between the Bank and Richard S. Mansfield (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

            *10.2 Employment Agreement dated August 1, 1986 between the Bank and John G. Medvec (incorporated by reference to
                         Exhibit 10.2 of the Company's Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

            *10.3 Employment Agreement dated August 1, 1986 between the Bank and Florence Zaniewski (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

            *10.4 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

            *10.5        1986   Stock   Option   Plan  for   Outside   Directors
                         (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

            *10.6 Pension Plan of The People's Savings Bank of New Britain, as amended (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

            *10.7 Change of Control Agreement, dated as of September 17, 1991, between the Bank and Florence K. Gagnon (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.8 Change of Control Agreement, dated as of September 18, 1991, between the Bank and Teresa Sasinski (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.9 Change of Control Agreement, dated as of September 23, 1991, between the Bank and Edward E. Bohnwagner, III (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.10 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Walter D. Blogoslawski, as amended January 1, 1987 (incorporated by reference to

                         Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.11 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Matthew P. Duksa, as amended January 1, 1987 and January 20, 1987 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.12 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Stanley P. Filewicz, as amended January 20, 1987 and February 10, 1989
                         (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.13 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Robert A. Gryboski, M.D., as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit
                         10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.14 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Edward Januszewski, as amended January 1, 1987 and January 20, 1987 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.15 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Roland L. LeClerc, as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.16 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Walter J. Liss, as amended January 1, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.17 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Henry R. Poplaski, as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.18 Directors' Voluntary Deferral Agreement, dated January 20, 1987, between the Bank and Anthony R. Puskarz, Jr. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

            *10.19 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Eugene M. Rosol, as amended January 1, 1987 and January 20, 1987 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.20 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Chester S. Sledzik, as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.20 to the

                         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.21 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Robert A. Story, as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.22 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Joseph A. Welna, as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

            *10.23 People's Savings Financial Corp. Dividend Reinvestment Plan and Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for this fiscal year ended December 31, 1992).

            *10.24 People's Savings Financial Corp. Savings and Investment Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

            *10.25 Change of Control Agreement, dated as of January 17, 1995, between the Bank and Daniel Hurley (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

            *10.26 Change of Control Agreement, dated as of January 17, 1995, between the Bank and Earl Young (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

            *10.27 The People's Savings Financial Corp. 1995 Stock Option and Incentive Plan for Outside Directors (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1995 Annual meeting of Stockholders).

            *10.28 The People's Savings Financial Corp. 1995 Stock Option and Incentive Plan (for Employees) (incorporated by reference to Exhibit B to the Company's Proxy Statement for the 1995 Annual meeting of Stockholders).

             11          Statement Concerning Computation of Per Share Earnings

             13          1995 Annual Report to Shareholders

             21          Subsidiaries of the Registrant

             24          Consent of Independent Accountants

             25          Power of Attorney
------
*   Management contracts or compensatory plans, contracts or arrangements.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the fourth quarter of 1995.

(c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLE'S SAVINGS FINANCIAL CORP.


                                       By  /s/ RICHARD S. MANSFIELD
                                           -------------------------------------
                                           Richard S. Mansfield
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                     Title                      Date
             ---------                     -----                      ----

/s/ RICHARD S. MANSFIELD            President and Chief          March 19, 1996
--------------------------          Executive Officer
    Richard S. Mansfield            (Principal Executive
                                    Officer)

/s/ JOHN G. MEDVEC                  Executive Vice               March 19, 1996
--------------------------          President and
    John G. Medvec                  Treasurer (Principal
                                    Financial Officer
                                    and Principal
                                    Accounting Officer)

            *                       Director                     March 19, 1996
--------------------------
Joseph A. Welna

            *                       Director                     March 19, 1996
--------------------------
Robert A. Gryboski

            *                       Director                     March 19, 1996
--------------------------
Walter J. Liss

            *                       Director                     March 19, 1996
--------------------------
Robert A. Story

            *                       Director                     March 19, 1996
--------------------------
Walter D. Blogoslawski

            *                       Director                     March 19, 1996
--------------------------
Stanley P. Filewicz

            *                       Director                     March 19, 1996
--------------------------
Roland L. LeClerc

            *                       Director                     March 19, 1996
--------------------------
Chester S. Sledzik

            *                       Director                     March 19, 1996
--------------------------
Henry Poplaski

            *                       Director                     March 19, 1996
--------------------------
A. Richard Puskarz, Jr.


By /c/ JOHN G. MEDVEC
--------------------------
  John G. Medvec
  Attorney-in-Fact

                                  EXHIBIT INDEX



 Exhibit                                                                Page
 Number                    Description                                 Number
 ------                    -----------                                 ------
   3.1        Certificate  of   Incorporation   of  the  Company
              (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

   3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
              Statement  on Form  S-4  (No.  33-27219)  filed on
              February 23, 1989).

   4          Instruments   Defining   the  Rights  of  Security
              Holders are filed as Exhibits 3.1 and 3.2.

 *10.1 Employment Agreement dated August 1, 1986 between the Bank and Richard S. Mansfield (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

 *10.2 Employment Agreement dated August 1, 1986 between the Bank and John G. Medvec (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

 *10.3 Employment Agreement dated August 1, 1986 between the Bank and Florence Zaniewski (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

 *10.4 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's
              Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

 *10.5        1986  Stock  Option  Plan  for  Outside  Directors
              (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (No.
              33-27219) filed on February 23, 1989).

 *10.6 Pension Plan of The People's Savings Bank of New Britain, as amended (incorporated by reference to
              Exhibit 10.6 to the Company's Registration Statement on Form S-4 (No. 33-27219) filed on February 23, 1989).

 *10.7 Change of Control Agreement, dated as of September 17, 1991, between the Bank and Florence K. Gagnon (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.8 Change of Control Agreement, dated as of September 18, 1991, between the Bank and Teresa Sasinski (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.9 Change of Control Agreement, dated as of September 23, 1991, between the Bank and Edward E. Bohnwagner, III (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1991).

 *10.10 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Walter D. Blogoslawski, as amended January 1, 1987 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.11 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Matthew P. Duksa, as amended January 1, 1987 and January 20, 1987 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.12 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Stanley P. Filewicz, as amended January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit
              10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.13 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Robert A. Gryboski, M.D., as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.14 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Edward Januszewski, as amended January 1, 1987 and January 20, 1987 (incorporated by reference to
              Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1991).

 *10.15 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Roland L. LeClerc, as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.16 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Walter J. Liss, as amended January 1, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.17 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Henry R. Poplaski, as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.18 Directors' Voluntary Deferral Agreement, dated January 20, 1987, between the Bank and Anthony R. Puskarz, Jr. (incorporated by reference to Exhibit
              10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.19 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Eugene M. Rosol, as amended January 1, 1987 and January 20, 1987 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.20 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Chester S. Sledzik, as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.21 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Robert A. Story, as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.22 Directors' Voluntary Deferral Agreement, dated January 1, 1985, between the Bank and Joseph A. Welna, as amended January 1, 1987, January 20, 1987 and February 10, 1989 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.23 People's Savings Financial Corp. Dividend Reinvestment Plan and Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

 *10.24 People's Savings Financial Corp. Savings and Investment Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1993).

 *10.25 Change of Control Agreement, dated as of January 17, 1995, between the Bank and Daniel Hurley (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

 *10.26 Change of Control Agreement, dated as of January 17, 1995, between the Bank and Earl Young (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

 *10.27 The People's Savings Financial Corp. 1995 Stock Option and Incentive Plan for Outside Directors. Incentive Plan for Outside Directors (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1995 Annual meeting of Stockholders).

 *10.28 The People's Savings Financial Corp. 1995 Stock Option and Incentive Plan for Outside Directors. Incentive Plan (for Employees), (incorporated by reference to Exhibit B to the Company's Proxy Statement for the 1995 Annual meeting of Stockholders).

  11          Statement  Concerning  Computation  of  Per  Share
              Earnings

  13          1995 Annual Report to Shareholders

  21          Subsidiaries of the Registrant

  24          Consent of Independent Auditors

  25          Power of Attorney

------
*  Management contracts or compensatory plans, contracts or arrangements.