Form 10-K/A
period 1995-12-31
PEOPLES SAVINGS FINANCIAL CORP /CT/
filed 1996-05-06
CIK 846801

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended                   Commission File Number
December 31, 1995                           34-0-18162


                    PEOPLE'S SAVINGS FINANCIAL CORP.

        (Exact name of registrant as specified in its charter)

      Connecticut                                06-1259026
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)


123 Broad Street, New Britain, Connecticut           06053
(Address of principal executive offices)          (Zip code)

(Registrant's telephone number, including area code): (203) 224-7771

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

                          X    Yes              No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

                           Page 1 of 30 pages

                   The Exhibit Index is found at page 25.



                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PEOPLE'S SAVINGS FINANCIAL CORP.


                               By /s/ Richard S. Mansfield
                                  Richard S. Mansfield
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Richard S. Mansfield       President and Chief            March 19, 1996
                               Executive Officer
                               (Principal Executive
                               Officer

/s/ John G. Medvec             Executive Vice                  March 19, 1996
                               President and
                               Treasurer (Principal
                               Financial Officer and
                               Principal Accouting
                               Officer)

     *                         Director                        March 19, 1996
Joseph A. Welna


     *                         Director                        March 19, 1996
Robert A. Gryboski


     *                         Director                        March 19, 1996
Walter J. Liss


      *                        Director                        March 19, 1996
Robert A. Story


      *                        Director                        March 19, 1996
Walter D. Blogoslawski


      *                        Director                        March 19, 1996
Stanley P. Filewicz