Form 10-Q
period 1996-03-31
PEOPLES SAVINGS FINANCIAL CORP /CT/
filed 1996-05-15
CIK 846801

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarterly Period Ended
                            March 31, 1996

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

                                2,520,574 shares issued and
                                outstanding, (including
                                605,461 shares in treasury)
                                as of March 31, 1996

                                Common Stock, par value $1.00 per share



                       PEOPLE'S SAVINGS FINANCIAL CORP.

                              Table of Contents


PART I - FINANCIAL INFORMATION                                   PAGE NO.

Item 1.  Financial Statements (Unaudited)

     (a) Condensed Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995                        3

     (b) Condensed Consolidated Statements of Income -
         Three months ended March 31, 1996 and 1995;                 4

     (c) Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1996 and 1995                  5

     (d) Notes to the Condensed Consolidated Financial
         Statements - March 31, 1996                                 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           16

Item 2.  Changes in Securities                                       16

Item 3.  Defaults Upon Senior Securities                             16

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                     16

Item 5.  Other Information                                           16

Item 6.  Exhibits and Reports on Form 8-K                            16


Part I. Financial Information
Item 1. Financial Statements

PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
                                                  March 31,      December 31,
                                                    1996            1995
                                                (Unaudited)
Non-interest bearing deposits and cash             $6,694           $6,816
Federal funds sold and FHLB overnight deposits     15,153           21,346
   Cash and Cash Equivalents                       21,847           28,162
Investment securities
   Available for sale (at market)                  90,584           91,128
   Held to maturity (market value: $35,533 at
       March 31, 1996 and $38,259 at
        December 31, 1995)                         36,281           38,461
   Capital stock of the Federal Home Loan Bank      2,736            2,643
Loans held for sale                                 1,033              927
Loans, net (allowance for loan losses
             1996-$1,568; 1995-$1,578)            241,817          236,792
Bank premises and equipment                         2,321            2,370
Foreclosed real estate                                 91              178
Accrued income receivable                           3,753            3,748
Goodwill                                            3,282            3,330
Other assets                                        2,531            2,455
Total Assets                                     $406,276         $410,164

Liabilities and Shareholders' Equity

Liabilities
Non-interest bearing demand deposits               $5,914           $5,606
Interest bearing deposits                         336,267          333,759
   Total deposits                                 342,181          339,365
Mortgagors' escrow accounts                         1,533            2,490
Advances from Federal Home Loan Bank of Boston     14,608           18,950
Accrued expenses                                    1,282            1,239
Other liabilities                                   2,747            3,407
Total Liabilities                                 362,351          365,451

Shareholders' Equity
Common stock, ($1.00 par value), 10,000,000
  shares authorized; 2,520,574, and 2,511,824
  shares issued and outstanding at March 31,
  1996 and December 31, 1995, respectively
  (including shares in treasury of 605,461 and
  559,461 at March 31, 1996 and December 31,
  1995, respectively)                               2,521            2,512
Additional paid in capital                         21,920           21,834
Retained earnings                                  27,886           27,421
Unrealized gains (losses) on securities available
 for sale, net of taxes                              (216)             196
Cost of treasury stock                             (8,186)          (7,250)
Total Shareholders' Equity                         43,925           44,713
Total Liabilities and Shareholders' Equity       $406,276         $410,164

See notes to the condensed consolidated financial statements.


PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
unaudited
                                     Three Months Ended
                                          March 31,
                                     1996       1995
Interest Income:
  Loans, including fees              $4,781     $4,351
  Investment Securities               2,101      1,968
  Trading Account                         -         45
  Short-term Investments                177        141
Total Interest Income                 7,059      6,505
Interest Expense:
  Interest on deposits                3,557      2,880
  Interest on advances from Federal
     Home Loan Bank of Boston           215        415
Total Interest Expense                3,772      3,295
Net Interest Income                   3,287      3,210
Provision for Loan Losses                64         36
Net Interest Income after Provision
  for Loan Losses                     3,223      3,174
Other Income:
  Service charges and fees              260        253
  Trust fees                            318        259
  Net Investment Securities Gains
    (Losses)                            (20)         4
  Trading Account Gains (Losses)          -         49
  Unrealized Losses on Loans Held
     for Sale                           (69)         -
  Other Operating Income                 77         32
Total Other Income                      566        597
Other Expenses:
  Salaries and Benefits               1,249      1,038
  Occupancy                             268        248
  Furniture and Equipment               221        224
  FDIC Deposit Insurance                  1        182
  Other Real Estate Expenses
    (Recoveries)                         (1)        53
  Other Operating Expenses              630        613
Total Other Expenses                  2,368      2,358
Income Before Income Taxes            1,421      1,413
Income Taxes                            533        577
Net Income                             $888       $836

Per Share Data:
Net Income                            $0.45      $0.42
Weighted Average Common Shares
   Outstanding                    1,968,574  1,988,286
Dividends Declared Per Share          $0.22      $0.22

See notes to condensed consolidated financial statements.



PEOPLES'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)
                                                          Three months ended
                                                              March 31,
                                                          1996       1995
Operating activities
  Net Income                                              $  888     $  836
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for depreciation                              122        112
     Accretion and amortization of bond premiums
      and discounts, net                                      30         6
     Provision for loan losses                                64         36
     Amortization of net deferred loan fees                  (43)       (51)
     Decrease in trading account securities                    -      5,461
     Loans sold                                                -        674
     Realized investment securities (gains) losses            20         (4)
     Writedowns on foreclosed real estate                      8         27
     Goodwill amortization                                    96         76
     Increase in accrued expenses                             43        88
     Other items, net                                       (741)       758
Net cash provided by operating activities                    487      8,019

Investing activities
  Purchases of available-for-sale securities              (14,366)   (3,547)
  Proceeds from sale of available-for-sale securities          14         -
  Proceeds from maturities of available-for-sale
     securities                                            14,364         8
  Purchases of held-to-maturity securities                      -         -

  Proceeds from maturities of held-to-maturity securities   2,157     1,939
  Net increase in loans                                    (5,327)   (3,894)
  Purchases of premises and equipment, net                    (73)     (137)
  Foreclosed real estate sold                                 176       513
Net cash used by investing activities                      (3,055)   (5,118)
Financing activities
  Net decrease in demand deposits, NOW accounts,
    savings accounts, and mortgagors' escrow accounts        (141)  (15,689)
  Net increase in time deposits                             2,000    21,704
  Net decrease in borrowings from
    the Federal Home Loan Bank of Boston                   (4,342)   (8,500)
  Cash Dividends paid                                        (423)     (429)
  Acquisition of treasury stock                              (936)     (721)
  Issuance of Common Stock                                     95        26
Net cash used by financing activities                      (3,747)   (3,609)

Decrease in cash and cash equivalents                      (6,315)     (708)
Cash and cash equivalents at January 1                     28,162    19,414
Cash and cash equivalents at March 31                      21,847    18,706

Noncash investing and financing activities
  Increase (decrease) in net unrealized holding gains
    (losses) on securities carried at market                 (700)    1,666
  Transfer of loans to foreclosed real estate                  97       228
See notes to condensed consolidated financial statements.


                          PEOPLE'S SAVINGS FINANCIAL CORP.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 1996

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain 1995 amounts have been reclassified to conform with the 1996 presentation. These reclassifications had no impact on net income.


Note B - CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of this accounting standard had no impact on the Corporation's financial condition or results of operations because, in the opinion of management, it did not hold any long-lived assets that were impaired.

On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights - an amendment of FASB Statement No. 65." The adoption of this accounting standard had an immaterial impact on the Corporation's financial condition and results of operations because it only originated for sale $1.03 million of loans during the quarter ended March 31, 1996 resulting in capitalized originated loan servicing rights of approximately $10,000.


Note C - SECURITIES
The amortized cost and estimated market values of investment securities for March 31, 1996 and December 31, 1995 are as follows.

                                                                       Net
                                   Estimated   Gross      Gross    Unrealized
                         Amortized   Market  Unrealized Unrealized   Gains/
                            Cost     Value     Gains     Losses     (Losses)

(in thousands),
March 31, 1996
Available for sale
 United States Government
   and agency obligations  $38,029    $37,559     $36       $506       ($470)
 Corporate securities        7,635      7,664      34          5          29
 Mortgage-backed securities 26,444     26,504     279        219          60
    Total debt securities   72,108     71,727     349        730        (381)
  Marketable equity
    securities              11,167     11,286     213         94         119
  Mutual funds               7,659      7,571       -         88         (88)
                           $90,934    $90,584    $562       $912       ($350)
Held to maturity
 United States Government
  and agency obligations    $8,996     $8,993     $27        $30         ($3)
 Mortgage-backed securities 27,285     26,540       1        746        (745)
                           $36,281    $35,533     $28       $776       ($748)


                                                                       Net
                                   Estimated   Gross      Gross    Unrealized
                         Amortized   Market  Unrealized Unrealized   Gains/
                            Cost     Value     Gains     Losses     (Losses)

(in thousands),
December 31, 1995

Available for sale
 United States Government
   and agency obligations  $44,506    $44,553    $159       $112         $47
 State of Connecticut
   taxable obligations       1,250      1,251       1          -           1
 Corporate securities        8,133      8,227      95          1          94
 Mortgage-backed securities 21,480     21,523     163        120          43
    Total debt securities   75,369     75,554     418        233         185
  Marketable equity
    securities               9,915     10,002     112         25          87
  Mutual funds               5,615      5,572       -         43         (43)
                           $90,899    $91,128    $530       $301        $229
Held to maturity
 United States Government
  and agency obligations    $9,994    $10,026     $55        $23         $32
 Mortgage-backed securities 28,467     28,233      35        269        (234)
                           $38,461    $38,259     $90       $292       ($202)

Note D - LOANS
The following table shows the Corporation's loan distribution at the end of the three month period ended March 31, 1996 compared to December 31, 1995.

                                   March 31, 1996         December 31, 1995
($ in thousands)                Balance   % of Total     Balance   % of Total
Real Estate Loans:
 1 to 4 family residential      196,056      79%         193,087      80%
 Multifamily (5 or more units)    3,823       2%           3,856       2%
 Home equity credit lines         4,582       2%           4,873       2%
 Construction and land
  development                     4,502       2%           3,933       2%
 Second mortgages                22,478       9%          21,795       9%
 Commercial mortgages             6,958       3%           5,937       2%
    Total real estate loans     238,399      97%         233,481      97%
Consumer installment              4,645       2%           4,718       2%
Credit cards                      1,276       1%           1,346       1%
Commercial                          552       0%             239       0%
Total loans                     244,872     100%         239,784     100%
  Less: Loans held for sale       1,033                      927
        Allowance for loan losses 1,568                    1,578
        Deferred fees               454                      487
Net loans                       241,817                  236,792

Note E - NON-PERFORMING ASSETS
The following table illustrates the composition of the non-performing assets as of March 31, 1996 and December 31, 1995.

                                     March 31, 1996        December 31, 1995
($ dollars in thousands)          # of loans    Amount    # of loans   Amount
Loans past due 90 days or more:
Residential                           15       $1,057         10         $711
Installment                            1            5          3           10
  Total non-performing loans          16        1,062         13          721
Foreclosed real estate:
Residential                            2           91          4           98
Commercial real estate                 -            -          2           80
  Total foreclosures                   2           91          6          178
Repossessed assets                     0            0          0            0
  Total non-performing assets                  $1,153                    $899

Non-performing assets to total
  loans and OREO                                0.47%                   0.38%
Allowance for loans losses to
  non-performing loans                        147.64%                 218.86%
As a percent of total loans:
  Loans past due 90 days or more                0.44%                   0.30%
  Allowance for loan losses                     0.64%                   0.66%


Note F - LOAN LOSS RESERVE
The following table summarizes the Corporation's loan loss reserve as of the three months ended March 31, 1996 and 1995.

(in thousands) Three months ended March 31,               1996       1995
Beginning balance                                         1,578      1,791
Provision charged to expense                                 64         30
Net charge-offs                                              74         88
Ending balance                                           $1,568     $1,733

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

This section presents management's discussion and analysis of the consolidated results of operations for People's Savings Financial Corp. (the "Corporation") and The People's Savings Bank of New Britain (the "Bank") for the three month period ended March 31, 1996 and 1995, and its financial condition as of March 31, 1996. In order to understand this section in context, it should be read in conjunction with the consolidated financial statements and notes thereto.


Financial Condition

At March 31, 1996 total assets were $406.28 million, a decrease of $3.89 million (or .9%) from total assets of $410.16 million at December 31, 1995. Changes in assets consisted of a decrease in investment securities and cash and cash equivalents partially offset by an increase in net loans. Total deposits increased by $2.82 million (or .8%) from December 31, 1995, and borrowings from the Federal Home Loan Bank totaling $4.32 million were repaid. The increase in total deposits was primarily due to growth in the Bank's newer branches. During the quarter 46,000 shares of treasury stock were purchased at a cost of $.94 million. The Corporation had unrealized losses on securities available for sale, net of taxes, of $.22 million at March 31, 1996, a decrease of $.41 million from a gain of $.19 million at December 31, 1995, primarily due to the rise in interest rates at the end of the first quarter.


RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 1996 was $888,000 as compared to $836,000 for the comparable period in 1995. The increase in income for the three month period was primarily due to a slight increase in net interest income, increased trust fees, a large decrease in FDIC deposit insurance premiums, a reduction in other real estate expenses, and a lower effective tax rate. These increases were partially offset by unrealized losses on loans held for sale, a decrease in trading account gains, and an increase in salaries and benefits. These increases in salaries and benefit expenses relate to our recent expansion efforts.


AVERAGE BALANCES, INTEREST, YIELDS AND RATES
The following table presents condensed daily average statements of condition, which include non-accrual loans, the components of net interest income and selected statistical data.

Three months ended
March 31,
(dollars in
 thousands)

                               Annualized                            Variance
              Average Balance  Average rate    Interest        Inc.    due to
             1996     1995    1996  1995    1996    1995   (dec)  Vol.   Rate
Loans      $240,688 $230,054   7.95% 7.57%  $4,781  $4,351  $430  $206   $224
Investment
 secur-
 ities(a)   148,086  152,902   6.29% 5.66%   2,278   2,154   124   (65)   189
   Total(a) 388,774  382,956   7.31% 6.81%   7,059   6,505   554   141    413
Other assets 15,492   15,317
  Total
   assets  $404,266 $398,273

Deposits   $335,492 $319,954   4.24% 3.60%   3,557   2,880   677   145    532
Borrowings   14,672   29,140   5.86% 5.70%     215     415  (200) (212)    12
     Total  350,164  349,094   4.31% 3.78%   3,772   3,295   477   (67)   544
Demand
 deposits     5,174    4,498
Other
 liabilities  4,076    3,181
Stockholders'
 equity      44,852   41,500
  Total
   liabilities
   and
   stock-
   holders'
   equity   $404,266 $398,273
Net interest income                         $3,287  $3,210   $77  $208 ($131)
Net interest rate spread(a)    3.00% 3.03%
Net interest rate margin(a)    3.38% 3.35%

(a) tax adjusted yield


The average balances, interest, yields and rates table shows that for the three month period ended March 31, 1996 compared to the same period in 1995 there was an increase in interest income caused primarily by increased volume of loans and yield on loans, and yield on investments offset by lower investment balances. The comparison of interest expense for the three month period ended March 31, 1996 compared to the same period in 1995 shows that interest expense increased primarily due to increased rates on deposits, and to a lesser extent increased volume of deposits, partially offset by a decrease in the volume of borrowings. This activity is consistent with the changes in the Corporation's balance sheet and continued increases in short-term interest rates during the quarter.

Net interest rate spreads decreased slightly during the three month period ended March 31, 1996 when compared to the same period last year, because the Bank's yield on earning assets increased less than the rate the Bank paid on its interest bearing liabilities. The increase in the yield on earning assets was due to increased yield on loans and investments. The rate the Bank pays on its interest bearing liabilities increased primarily due to higher interest rates on the Bank's deposits, which includes a shift in deposits to higher interest rate certificate of deposits from lower
interest rate deposit accounts.   The net interest rate margin increased
slightly for the three month period ended March 31, 1996 when compared to the same period of 1995, primarily due to interest income increasing by a larger percentage than the increase in average interest earning assets, partially offset by the reasons mentioned above. Net interest income for the three month period ended March 31, 1996 increased primarily due to the increase in the net interest rate margin.


CAPITAL
The Corporation's and the Bank's Tier 1 leverage capital ratios at March 31, 1996 were 10.19% and 9.52% respectively. The Corporation's and the Bank's total risk-based capital ratios at March 31, 1996 were 19.39% and 18.17% respectively. The Corporation's and the Bank's Tier 1 risk-based capital ratios at March 31, 1996 were 18.67% and 17.45%, respectively. All of the Corporation's and the Bank's ratios as of March 31, 1996 were well above applicable minimums. As of March 31, 1996, the Corporation and the Bank fall within the highest capital category of "well capitalized" under the rules of the Federal Reserve Board and the Federal Deposit Insurance Corporation.


OTHER INCOME, OTHER EXPENSE, AND TAXES
The following table details the significant increases and decreases in other income for the three month period ended March 31.

                                                 Three Months ended
Other income                                         March 31,
(dollars in thousands)                     1996   1995   Inc(dec)      %
Service charges and fees                   $260   $253     $  7       2.8%
Trust fees                                  318    259       59      22.8
Net investment securities gains (losses)    (20)     4      (24)   (600.0)
Trading account gains (losses)                -     49      (49)   (100.0)
Unrealized losses on loan held for sale     (69)     -      (69)     N/M
Other operating income                       77     32       45     140.6
  Total other income                       $566  $ 597    $ (31)     (5.2)%


Other income for the three month period ended March 31, 1996 decreased by $31,000 as compared to the same period in 1995. The decrease was primarily due to unrealized losses on loans held for sale, investment securities losses and a decrease in trading account gains. The unrealized losses on loans held for sale was due to the rise in interest rates during the quarter which decreased the market value of these loans. These decreases were partially offset by increased trust fees and other operating income. Trust assets under management at March 31, 1996 totaled $336,000,000.00 compared to $229,000,000.00 at March 31, 1995, an increase of 46.7%. During the first quarter of 1995 the Bank's trading account was liquidated.

The following table details the significant increases and decreases in other expenses for the three month period ended March 31.

                                                 Three Months ended
Other expenses                                     March 31,
(dollars in thousands)                   1996   1995     Inc(dec)      %
Salaries and benefits                    $1,249 $1,038     $211       20.3%
Occupancy                                   268    248       20        8.1
Furniture and equipment                     221    224       (3)      (1.3)
FDIC deposit insurance                        1    182     (181)     (99.5)
Other real estate expenses                   (1)    53      (54)    (101.9)
Other operating expenses                    630    613       17        2.8
  Total other expenses                   $2,368 $2,358    $  10        0.4%


Non-interest expense increased slightly for the three month period ended March 31, 1996, from the comparable period of 1995. The increase was primarily due to increased salaries and benefit expenses, caused primarily by the continued growth of our trust department and our new commercial loan department. This increase was partially offset by a reduction in FDIC deposit insurance premiums. The Bank paid a rate of $.23 per year for every $100 during the first quarter ended March 31, 1995, compared to a rate of $.00 per year for every $100 in deposits during the first quarter of 1996. The Bank will continue to pay a rate of $.00 plus a flat $500.00 fee per quarter until such time that the FDIC changes the rate. Other real estate expenses decreased when compared to 1995 due to gains on sales of foreclosed real estate record during the first quarter of 1996 and a reduced number of foreclosed properties.

The effective tax rate for the three month period ended March 31, 1996 decreased to 37.5% from 40.8% for the same period in 1995. The decrease was primarily due to an increase in dividend income which qualifies for the Federal dividend received deduction and a decrease in the State of Connecticut tax rate to 10.75% from 11.25%


                         PEOPLE'S SAVINGS FINANCIAL CORP.


Part II Other Information


Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Corporation or its subsidiary is a party, or of which any of their property is the subject, other than ordinary routine litigation in the normal course of business.


Item 2.  Changes in Securities

During the first quarter of 1996, there were no changes which would materially modify the rights of the holders of the Corporation's registered securities.


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


                                    PEOPLE'S SAVINGS FINANCIAL CORP.


Date:  May 13, 1996                  By:  /s/ Richard S. Mansfield
                                         Richard S. Mansfield
                                         President and Chief Executive
                                         Officer

Date:  May 13, 1996                  By:  /s/ John G. Medvec
                                         John G. Medvec
                                         Executive Vice President and
                                         Treasurer



                                       Exhibit 11.1

                             PEOPLE'S SAVINGS FINANCIAL CORP.
                        COMPUTATION OF NET INCOME PER COMMON SHARE
                          (in thousands except per share amounts)

                                   Three months ended
                                        March 31,
                                      1996     1995
Net income -
 primary and fully diluted            $888     $836

Weighted Average Common Stock
 and Common Equivalent Stock

Weighted average common stock
 outstanding                         1,932    1,962

Assumed conversion (as of the
 beginning of each period or
 upon issuance during a period)
 of stock options outstanding at
 the end of each period                 32       26

Weighted average common stock
 outstanding - primary               1,964    1,988

Weighted average common stock
 outstanding                         1,932    1,962

Assumed conversion (as of the
 beginning of each period or
 upon issuance during a period)
 of stock options outstanding
 at the end of each period              36       24

Weighted average common stock
 outstanding - fully diluted         1,968    1,986

Earnings Per Common and Common
 Equivalent Share

Primary                              $0.45    $0.42

Fully diluted                        $0.45    $0.42