Form 10-Q/A
period 1996-03-31
PEOPLES SAVINGS FINANCIAL CORP /CT/
filed 1996-06-05
CIK 846801

[ARTICLE] 9
This schedule contains summary financial information extracted from the registrant's March 31, 1996 unaudited balance sheet, income statement and cash flow statement, and notes thereto, and is qualified in its entirety by reference to such financial statements.

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                       6,694,000
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                            15,153,000
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                 90,584,000
[INVESTMENTS-CARRYING]                      36,281,000
[INVESTMENTS-MARKET]                        35,533,000
[LOANS]                                    241,817,000
[ALLOWANCE]                                  1,568,000
[TOTAL-ASSETS]                             406,276,000
[DEPOSITS]                                 342,181,000
[SHORT-TERM]                                14,608,000
[LIABILITIES-OTHER]                          5,562,000
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     2,521,000
[OTHER-SE]                                  41,404,000
[TOTAL-LIABILITIES-AND-EQUITY]             406,276,000
[INTEREST-LOAN]                              4,781,000
[INTEREST-INVEST]                            2,101,000
[INTEREST-OTHER]                               177,000
[INTEREST-TOTAL]                             7,059,000
[INTEREST-DEPOSIT]                           3,557,000
[INTEREST-EXPENSE]                           3,772,000
[INTEREST-INCOME-NET]                        3,287,000
[LOAN-LOSSES]                                   64,000
[SECURITIES-GAINS]                            (20,000)
[EXPENSE-OTHER]                              2,368,000
[INCOME-PRETAX]                              1,421,000
[INCOME-PRE-EXTRAORDINARY]                   1,421,000
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   888,000
[EPS-PRIMARY]                                      .45
[EPS-DILUTED]                                      .45
[YIELD-ACTUAL]                                    3.38
[LOANS-NON]                                  1,062,000
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                             1,578,000
[CHARGE-OFFS]                                   75,000
[RECOVERIES]                                     1,000
[ALLOWANCE-CLOSE]                            1,568,000
[ALLOWANCE-DOMESTIC]                         1,218,000
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                        350,000