Form 10-Q
period 1996-06-30
PEOPLES SAVINGS FINANCIAL CORP /CT/
filed 1996-08-13
CIK 846801

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarterly Period Ended
                            June 30, 1996

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


                                (860) 224-7771
              (Registrant's telephone number, including area code)


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

                                2,532,574 shares issued and
                                outstanding, (including
                                631,961 shares in treasury)
                                as of June 30, 1996

                                Common Stock, par value $1.00 per share



                       PEOPLE'S SAVINGS FINANCIAL CORP.

                              Table of Contents


PART I - FINANCIAL INFORMATION                                   PAGE NO.

Item 1.  Financial Statements (Unaudited)

     (a) Condensed Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995                          3

     (b) Condensed Consolidated Statements of Income -
         Three months ended June 30, 1996 and 1995;
         Six months ended June 30, 1996 and 1995;                     4

     (c) Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 1996 and 1995;                     5

     (d) Notes to the Condensed Consolidated Financial
         Statements - June 30, 1996                                   7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           18

Item 2.  Changes in Securities                                       18

Item 3.  Defaults Upon Senior Securities                             18

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                     18

Item 5.  Other Information                                           19

Item 6.  Exhibits and Reports on Form 8-K                            19



Part I. Financial Information
Item 1. Financial Statements

PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
                                                  June 30,      December 31,
                                                    1996            1995
                                                (Unaudited)
Non-interest bearing deposits and cash             $6,468           $6,816
Federal funds sold and FHLB overnight deposits      9,011           21,346
   Cash and Cash Equivalents                       15,479           28,162
Investment securities
   Available for sale (at market)                 127,287           91,128
   Held to maturity (market value: $29,285 at
       June 30, 1996 and $38,259 at
        December 31, 1995)                         30,277           38,461
   Capital stock of the Federal Home Loan Bank      2,736            2,643
Loans held for sale                                 1,809              927
Loans, net (allowance for loan losses
             1996-$1,516; 1995-$1,578)            246,972          236,792
Bank premises and equipment                         2,284            2,370
Foreclosed real estate                                  -              178
Accrued income receivable                           4,054            3,748
Goodwill                                            3,183            3,330
Other assets                                        2,953            2,455
Total Assets                                     $437,034         $410,164

Liabilities and Shareholders' Equity

Liabilities
Non-interest bearing demand deposits               $7,562           $5,606
Interest bearing deposits                         347,044          333,759
   Total deposits                                 354,606          339,365
Mortgagors' escrow accounts                         3,106            2,490
Advances from Federal Home Loan Bank of Boston     23,917           18,950
Securities sold under repurchase agreements         7,500                -
Accrued expenses                                    1,145            1,239
Other liabilities                                   2,528            3,407
Total Liabilities                                 392,802          365,451

Shareholders' Equity
Common stock, ($1.00 par value), 10,000,000
  shares authorized; 2,532,574, and 2,511,824
  shares issued and outstanding at June 30,
  1996 and December 31, 1995, respectively
  (including shares in treasury of 631,961 and
  559,461 at June 30, 1996 and December 31,
  1995, respectively)                               2,533            2,512
Additional paid in capital                         22,030           21,834
Retained earnings                                  28,657           27,421
Unrealized gains (losses) on securities available
 for sale, net of taxes                              (259)             196
Cost of treasury stock                             (8,729)          (7,250)
Total Shareholders' Equity                         44,232           44,713
Total Liabilities and Shareholders' Equity       $437,034         $410,164

See notes to the condensed consolidated financial statements.


PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
unaudited
                                      Three Months Ended   Six Months Ended
                                          June 30,             June 30,
                                      1996      1995        1996      1995
Interest Income:
  Loans, including fees              $4,844     $4,477     $9,625    $8,828
  Investment Securities               2,164      2,118      4,265     4,086
  Trading Account                         -          1          -        46
  Short-term Investments                187        177        364       318
Total Interest Income                 7,195      6,773     14,254    13,278
Interest Expense:
  Interest on deposits                3,545      3,317      7,102     6,197
  Interest on borrowings                221        302        436       717
Total Interest Expense                3,766      3,619      7,538     6,914
Net Interest Income                   3,429      3,154      6,716     6,364
Provision for Loan Losses                95         35        159        71
Net Interest Income after Provision
  for Loan Losses                     3,334      3,119      6,557     6,293
Other Income:
  Service charges and fees              260        264        507       517
  Trust fees                            353        280        671       539
  Net Investment Securities Losses        -        (73)       (20)      (69)
  Trading Account Gains                   -          -          -        49
  Unrealized Gains (Losses) on Loans
     Held for Sale                      (52)         5       (121)        5
  Other Operating Income                 69         34        159        66
Total Other Income                      630        510      1,196     1,107
Other Expenses:
  Salaries and Benefits               1,224      1,109      2,473     2,147
  Occupancy                             267        228        535       476
  Furniture and Equipment               252        223        473       447
  FDIC Deposit Insurance                  1        182          2       364
  Other Real Estate Expenses             18        109         17       162
  Other Operating Expenses              744        624      1,374     1,237
Total Other Expenses                  2,506      2,475      4,874     4,833
Income Before Income Taxes            1,458      1,154      2,879     2,567
Income Taxes                            249        447        782     1,024
Net Income                           $1,209       $707     $2,097    $1,543

Per Share Data:
Net Income                            $0.62      $0.36      $1.07     $0.78
Weighted Average Common Shares
   Outstanding                    1,946,375  1,979,704  1,961,711 1,983,972
Dividends Declared Per Share          $0.23      $0.22      $0.45     $0.44

See notes to condensed consolidated financial statements.


PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)                                              Six months ended
                                                              June 30,
                                                          1996       1995
Operating activities
  Net Income                                              $2,097     $1,543
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for depreciation                              252        232
     Accretion and amortization of bond premiums
      and discounts, net                                      61         44
     Provision for loan losses                               159         71
     Amortization of net deferred loan fees                  (64)       (88)
     Decrease in trading account securities                    -      5,461
     Loans sold                                              390        949
     Realized investment securities losses                    20         69
     Writedowns on foreclosed real estate                     20        126
     Goodwill amortization                                   117        165
     Increase (decrease) in accrued expenses                 (94)       156
     Other items, net                                     (1,683)     2,555
Net cash provided by operating activities                  1,275     11,283

Investing activities
  Purchases of available-for-sale securities              (62,238)  (18,986)
  Proceeds from sale of available-for-sale securities          14     4,326
  Proceeds from maturities of available-for-sale
     securities                                            25,463     2,016
  Purchases of held-to-maturity securities                      -    (1,265)
  Proceeds from maturities of held-to-maturity securities   8,157     3,173
  Net increase in loans                                   (11,644)   (5,708)
  Purchases of premises and equipment, net                   (166)     (244)
  Foreclosed real estate sold                                 255       617
Net cash used by investing activities                     (40,159)  (16,071)
Financing activities
  Net increase (decrease) in demand deposits, NOW accounts,
    savings accounts, and mortgagors' escrow accounts       5,803   (11,730)
  Net increase in time deposits                            10,054    27,732
  Net increase (decrease) in borrowings from
    the Federal Home Loan Bank of Boston                    4,967   (14,320)
  Net increase in repurchase agreements                     7,500         -
  Cash Dividends paid                                        (861)     (859)
  Acquisition of treasury stock                            (1,479)     (721)
  Issuance of Common Stock                                    217        26
Net cash provided by financing activities                  26,201       128

Decrease in cash and cash equivalents                     (12,683)   (4,660)
Cash and cash equivalents at January 1                     28,162    19,414
Cash and cash equivalents at June 30                       15,479    14,754

Non-cash investing and financing activities
  Increase (decrease) in net unrealized holding gains
    (losses) on securities carried at market                 (774)    2,037
  Transfer of loans to foreclosed real estate                  97       685
See notes to condensed consolidated financial statements.


                          PEOPLE'S SAVINGS FINANCIAL CORP.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain 1995 amounts have been reclassified to conform with the 1996 presentation. These reclassifications had no impact on net income.


Note B - CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this accounting standard had no impact on the Corporation's financial condition or results of operations because, in the opinion of management, it did not hold any long-lived assets that were impaired.

On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights - an amendment of FASB Statement No. 65." The adoption of this accounting standard had an immaterial impact on the Corporation's financial condition and results of operations because it only originated for sale $1.30 million of loans during the six month period ended June 30, 1996 resulting in capitalized originated loan servicing rights of approximately $13,000.


Note C - SECURITIES

The amortized cost and estimated market values of investment securities for June 30, 1996 and December 31, 1995 are as follows.

                                                                       Net
                                   Estimated   Gross      Gross    Unrealized
(in thousands)           Amortized   Market  Unrealized Unrealized   Gains/
June 30, 1996               Cost     Value     Gains     Losses     (Losses)
Available for sale
 United States Government
   and agency obligations  $51,519    $50,738     $31       $812       ($781)
 Corporate securities        5,637      5,635      15         17          (2)
 Mortgage-backed securities 55,422     55,300     235        357        (122)
    Total debt securities  112,578    111,673     281      1,186        (905)
  Marketable equity
    securities               6,908      7,108     289         89         200
  Mutual funds               8,241      8,506     344         79         265
                          $127,727   $127,287    $914     $1,354       ($440)
Held to maturity
 United States Government
  and agency obligations    $3,997     $3,959      $6        $44        ($38)
 Mortgage-backed securities 26,280     25,326       -        954        (954)
                           $30,277    $29,285      $6       $998       ($992)

                                                                       Net
                                   Estimated   Gross      Gross    Unrealized
(in thousands),          Amortized   Market  Unrealized Unrealized   Gains/
December 31, 1995           Cost     Value     Gains     Losses     (Losses)

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


Note D - LOANS

The following table shows the Corporation's loan distribution at the end of the six month period ended June 30, 1996 compared to December 31, 1995.

                                   June 30, 1996          December 31, 1995
($ in thousands)                Balance   % of Total     Balance   % of Total
Real Estate Loans:
 1 to 4 family residential      200,682      80%         193,087      80%
 Multifamily (5 or more units)    3,874       2%           3,856       2%
 Home equity credit lines         4,344       2%           4,873       2%
 Construction and land
  development                     4,573       2%           3,933       2%
 Second mortgages                23,198       9%          21,795       9%
 Commercial mortgages             7,429       3%           5,937       2%
    Total real estate loans     244,100      98%         233,481      97%
Consumer installment              4,898       2%           4,718       2%
Credit cards                      1,162       0%           1,346       1%
Commercial                          532       0%             239       0%
Total loans                     250,692     100%         239,784     100%
  Less: Loans held for sale       1,809                      927
        Allowance for loan losses 1,516                    1,578
        Deferred fees               395                      487
Net loans                       246,972                  236,792

Note E - NON-PERFORMING ASSETS

The following table illustrates the composition of the non-performing assets as of June 30, 1996 and December 31, 1995.

                                      June 30, 1996        December 31, 1995
($ dollars in thousands)          # of loans    Amount    # of loans   Amount
Loans past due 90 days or more:
Residential                           22       $1,528         10         $711
Installment                            1           11          3           10
  Total non-performing loans          23        1,539         13          721
Foreclosed real estate:
Residential                            -            -          4           98
Commercial real estate                 -            -          2           80
  Total foreclosures                   -            -          6          178
Repossessed assets                     -            -          -            -

  Total non-performing assets                  $1,539                    $899

Non-performing assets to total
  loans and OREO                                0.62%                   0.38%
Allowance for loans losses to
  non-performing loans                         98.51%                 218.86%
As a percent of total loans:
  Loans past due 90 days or more                0.62%                   0.30%
  Allowance for loan losses                     0.61%                   0.66%

Note F - LOAN LOSS RESERVE

The following table summarizes the Corporation's loan loss reserve as of the six months ended June 30, 1996 and 1995.

(in thousands) Six months ended June 30,                  1996       1995
Beginning balance                                         1,578      1,791
Provision charged to expense                                159         65
Net charge-offs                                             221        188
Ending balance                                           $1,516     $1,668

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

This section presents management's discussion and analysis of the consolidated results of operations for People's Savings Financial Corp. (the "Corporation") and The People's Savings Bank of New Britain (the "Bank") for the three and six month periods ended June 30, 1996 and 1995, and its financial condition as of June 30, 1996. In order to understand this section in context, it should be read in conjunction with the consolidated financial statements and notes thereto.


Financial Condition

At June 30, 1996 total assets were $437.03 million, an increase of $26.87 million (or 6.6%) from total assets of $410.16 million at December 31, 1995. Changes in assets consisted of an increase in investment securities available for sale and an increase in loans, partially offset by a decrease in cash and cash equivalents and investment securities held to maturity. The increase in total assets was funded by an increase in total deposits, borrowings from the Federal Home Loan Bank, and repurchase agreements. The increase in total deposits was primarily due to growth in the Bank's newer branches. During the six month period ended June 30, 1996 72,500 shares of treasury stock were purchased at a cost of $1.48 million. The Corporation had unrealized losses on securities available for sale, net of taxes, of $.26 million at June 30, 1996, a decrease of $.45 million from a gain of $.19 million at December 31, 1995, primarily due to the rise in interest rates at the end of the first quarter.


CAPITAL

The Corporation's and the Bank's Tier 1 leverage capital ratios at June 30, 1996 were 10.19% and 9.74% respectively. The Corporation's and the Bank's total risk-based capital ratios at June 30, 1996 were 20.12% and 19.28% respectively. The Corporation's and the Bank's Tier 1 risk-based capital ratios at June 30, 1996 were 19.41% and 18.57%, respectively. All of the Corporation's and the Bank's ratios as of June 30, 1996 were well above applicable minimums. As of June 30, 1996, the Corporation and the Bank fall within the highest capital category of "well capitalized" under the rules of the Federal Reserve Board and the Federal Deposit Insurance Corporation.


RESULTS OF OPERATIONS

Net income for the three month period ended June 30, 1996 was $1,209,000, an increase of $502,000 as compared to $707,000 for the comparable period in 1995. The increase in income for the three month period was primarily due to the Bank's settlement of a tax claim against the State of Connecticut which added approximately $304,000 or $.16 per share to net income. Net interest income for the three month period ended June 30, 1996 increased by $275,000 primarily due to increased income on loans and investments and reduced interest expense on borrowings offset by an increase in interest expense on deposits. The increase in net income for the three month period ended June 30, 1996 was also due to increased trust fees, decreases in FDIC deposit insurance and other real estate expense, offset by losses on loans held for sale and increases in salaries and employee benefits, and other operating expenses. These increases in salaries and benefit expenses relate to our recent expansion efforts.

Net income for the six month period ended June 30, 1996 was $2,097,000, an increase of $554,000 or 35.9%, from net income of $1,543,000 for the six month period ended June 30, 1995. The increase in net income for the six month period ended June 30, 1996 was due primarily to the tax settlement mentioned above, increased net interest income, trust fees, and lower expenses related to FDIC deposit insurance and other real estate expenses. These increases were partially offset by unrealized losses on loans held for sale and increases in salaries and benefits, and other operating expenses relating to our expansion efforts.


AVERAGE BALANCES, INTEREST, YIELDS AND RATES

The following table presents condensed daily average statements of condition, which include non-accrual loans, the components of net interest income and selected statistical data.

Three months ended
June 30,
(dollars in
 thousands)

                              Annualized                          Variance
            Average Balance   Average rate    Interest      Inc.   due to
             1996     1995    1996  1995   1996    1995  (dec)  Vol.   Rate

Loans      $248,096 $231,061  7.81% 7.75% $4,844  $4,477  $367  $332    $35
Investment
 secur-
 ities(a)   150,000  157,438  6.40% 5.91%  2,351   2,296    55   (95)   150
   Total(a) 398,096  388,499  7.28% 7.01%  7,195   6,773   422   237    185
Other assets 15,085   14,560
  Total
   assets  $413,181 $403,059

Deposits   $343,574 $330,284  4.13% 4.02%  3,545   3,317   228   136     92
Borrowings   15,298   21,313  5.78% 5.67%    221     302   (81)  (87)     6
     Total  358,872  351,597  4.20% 4.12%  3,766   3,619   147    49     98
Demand
 deposits     6,559    5,473
Other
 liabilities  3,754    3,309
Stockholders'
 equity      43,996   42,680
  Total
   liabilities
   and
   stock-
   holders'
   equity   $413,181 $403,059
Net interest income                       $3,429  $3,154  $275  $188   $87
Net interest rate spread(a)   3.08%             2.89%
Net interest rate margin(a)   3.50%             3.28%

(a) tax adjusted yield

Six months ended
June 30,
(dollars in
 thousands)

                              Annualized                          Variance
            Average Balance   Average rate    Interest      Inc.   due to
             1996     1995    1996  1995   1996    1995  (dec)  Vol.   Rate
Loans      $244,392 $230,557  7.88% 7.66% $9,625  $8,828  $797  $540   $257
Investment
 secur-
 ities(a)   149,043  155,170  6.34% 5.79%  4,629   4,450   179  (162)   341
   Total(a) 393,435  385,727  7.29% 6.91% 14,254  13,278   976   378    598
Other assets 15,289   14,939
  Total
   assets  $408,724 $400,666

Deposits   $339,533 $325,119  4.18% 3.81%  7,102   6,197   905   283    622
Borrowings   14,985   25,227  5.82% 5.68%    436     717  (281) (298)    17
     Total  354,518  350,346  4.25% 3.95%  7,538   6,914   624   (15)   639
Demand
 deposits     5,867    4,985
Other
 liabilities  3,915    3,245
Stockholders'
 equity      44,424   42,090
  Total
   liabilities
   and
   stock-
   holders'
   equity   $408,724 $400,666
Net interest income                       $6,716  $6,364  $352  $393  ($41)
Net interest rate spread(a)   3.04%             2.96%
Net interest rate margin(a)   3.46%             3.32%

(a) tax adjusted yield


The average balances, interest, yields and rates table shows that for the three month period ended June 30, 1996 compared to the same period in 1995 there was an increase in interest income caused primarily by increased volume of loans and yield on loans, and yield on investments offset by lower investment balances. Interest income for the six month period ended June 30, 1996 increased when compared to the same period last year primarily due to increased volume and rate on loans, and increased yield on investments offset by lower average balance on investments. The comparison of interest expense for the three month period ended June 30, 1996 compared to the same period in 1995 shows that interest expense increased primarily due to increased volume of deposits, and to a lesser extent increased rates on deposits, partially offset by a decrease in the volume of borrowings. Interest expense for the six month period ended June 30, 1996 increased when compared to the same period last year primarily due to increased rate on deposits and to a lesser extent volume of deposits partially offset by decreased borrowings. This activity is consistent with the changes in the Corporation's balance sheet and continued increases in short-term interest rates. During the period the Bank took advantage of an arbitrage opportunity by borrowing approximately $20 million, currently at a rate of 6.31% and purchasing approximately $20 million in mortgage-backed securities with coupon rates of 8%.

Net interest rate spreads increased during the three and six month periods ended June 30, 1996 when compared to the same periods last year, because the Bank's yield on earning assets increased greater than the rate the Bank paid on its interest bearing liabilities. The increase in the yield on earning assets was due primarily to increased yield on investments and to a lesser extent increased yield on loans. The rate the Bank pays on its interest bearing liabilities increased primarily due to higher interest rates on the Bank's deposits, which includes a shift in deposits to higher interest rate certificate of deposits from lower interest rate deposit
accounts and also to a lesser extent higher rates on borrowings.   The net
interest rate margin increased for the three and six month periods ended June 30, 1996 when compared to the same periods of 1995, primarily due to reasons mentioned above. Net interest income for the three and six month periods ended June 30, 1996 increased primarily due to the increase in the net interest rate margin.


OTHER INCOME, OTHER EXPENSE, AND TAXES

The following table details the significant increases and decreases in other income for the three and six month periods ended June 30.


                                                 Three Months ended
Other income                                         June 30,
(dollars in thousands)                     1996   1995   Inc(dec)      %
Service charges and fees                   $260   $264     $ (4)     (1.5)%
Trust fees                                  353    280       73      26.1
Net investment securities gains (losses)      -    (73)      73    (100.0)
Unrealized losses on loan held for sale     (52)     5      (57)      N/M
Other operating income                       69     34       35     102.9
  Total other income                       $630  $ 510    $ 120      23.5%

                                                  Six Months ended
Other income                                          June 30,
(dollars in thousands)                     1996   1995   Inc(dec)      %
Service charges and fees                   $507   $517     $(10)     (1.9)%
Trust fees                                  671    539      132      24.5
Net investment securities gains (losses)    (20)   (69)      49     (71.0)
Trading account gains (losses)                -     49      (49)   (100.0)
Unrealized losses on loan held for sale    (121)     5     (126)      N/M
Other operating income                      159     66       93     140.9
  Total other income                     $1,196 $1,107    $  89       8.0%


Other income for the three month period ended June 30, 1996 increased by $120,000 as compared to the same period in 1995. The increase was primarily due to a decrease in investment securities losses and increased trust income partially offset by unrealized losses on loans held for sale. The unrealized losses on loans held for sale was due to the rise in interest rates which decreased the market value of these loans. Trust assets under management at June 30, 1996 totaled $364,000,000.00 compared to $241,000,000.00 at June 30, 1995. Other operating income increased by $35,000 for the quarter as compared to the same quarter last year.

Other income for the six month period ended June 30, 1996 increased by $89,000 as compared to the same period in 1995. The increase was primarily due to increased trust fees, increased other operating income, and a decrease in losses on investment securities. The increases were partially offset by a decrease in trading account gains and unrealized losses on loans held for sale caused by the increase in interest rates mentioned above. The trading account was liquidated during the first quarter of 1995.


The following table details the significant increases and decreases in other expenses for the three and six month periods ended June 30.

                                                 Three Months ended
Other expenses                                        June 30,
(dollars in thousands)                   1996   1995    Inc(dec)      %
Salaries and benefits                    $1,224 $1,109     $115       10.4%
Occupancy                                   267    228       39       17.1
Furniture and equipment                     252    223       29       13.0
FDIC deposit insurance                        1    182     (181)     (99.5)
Other real estate expenses                   18    109      (91)     (83.5)
Other operating expenses                    744    624      120       19.2
  Total other expenses                   $2,506 $2,475    $  31        1.3%

                                                  Six Months ended
Other expenses                                        June 30,
(dollars in thousands)                     1996   1995   Inc(dec)      %
Salaries and benefits                    $2,473 $2,147     $326       15.2%
Occupancy                                   535    476       59       12.4
Furniture and equipment                     473    447       26        5.8
FDIC deposit insurance                        2    364     (362)     (99.5)
Other real estate expenses                   17    162     (145)     (89.5)
Other operating expenses                  1,374  1,237      137       11.1
  Total other expenses                   $4,874 $4,833    $  41        0.9%


Non-interest expense increased slightly for the three month period ended June 30, 1996, from the comparable period of 1995. The increase was primarily due to increased salaries and benefit expenses and increased other operating expenses, caused primarily by the continued growth of our trust department, our new commercial loan department, and . This increase was partially offset by a reduction in FDIC deposit insurance premiums.
The Bank paid a rate of $.23 per year for every $100 during the second quarter ended June 30, 1995, compared to a rate of $.00 per year for every $100 in deposits during the second quarter of 1996. The Bank will continue to pay a rate of $.00 plus a flat $500.00 fee per quarter until such time that the FDIC changes the rate. Other real estate expenses decreased when compared to 1995 due to gains on sales of foreclosed real estate record during the second quarter of 1996 and a reduced number of foreclosed properties.


Non-interest expense increase slightly for the six months ended June 30, 1996 as compared to the same period last year. The increase was primarily due to increased salaries and benefits, and increased other operating expenses, partially offset by a decrease in FDIC deposit insurance premiums and other real estate expenses. The reasons for the changes in the six month period are consistent with the changes in the three month period explained above.


The effective tax rate for the three month period ended June 30, 1996 decreased to 17.1% from 38.7% for the same period in 1995. The effective tax rate for the six month period ended June 30, 1996 decreased to 27.2% from 39.9% for the same period in 1995. The decrease was primarily due to the Bank's settlement of a tax claim against the State of Connecticut mentioned previously, an increase in dividend income which qualifies for the Federal dividend received deduction and a decrease in the State of Connecticut tax rate to 10.75% from 11.25%


                         PEOPLE'S SAVINGS FINANCIAL CORP.


Part II Other Information

Item 1.  Legal Proceedings


There are no material pending legal proceedings to which the Corporation or its subsidiary is a party, or of which any of their property is the subject, other than ordinary routine litigation in the normal course of business.


Item 2.  Changes in Securities

During the second quarter of 1996, there were no changes which would materially modify the rights of the holders of the Corporation's registered securities.


Item 3.  Defaults Upon Senior Securities

The Corporation and its subsidiary are not in default with respect to the payment of principal or interest related to any outstanding borrowing.


Item 4.  Submission of Matters to a Vote of Securities Holders

The annual meeting of stockholders was held on April 23, 1996. The following proposals were presented and voted on:

Proposal 1: Election of Directors:

                                       AGAINST OR               BROKER
                           FOR          WITHHELD     ABSTAIN   NON-VOTE
Henry Poplaski            1,169,241      123,843         0         0
A. Richard Puskarz        1,164,763      128,320         0         0

The following individuals continued to serve as directors of the Corporation after the annual meeting:

                    Walter D. Blogoslawski
                    Stanley P. Filewicz, M.D.
                    Roland L. LeClerc
                    Chester S. Sledzik, Esquire
                    Robert A. Gryboski, M. D.
                    Walter J. Liss
                    Richard S. Mansfield
                    Robert A. Story
                    Joseph A. Welna, M.D.


Proposal 2:  Ratification of the appointment of Coopers & Lybrand LLP as independent auditors for the fiscal year ending December 31, 1996.

                                         AGAINST OR               BROKER
                          FOR             WITHHELD   ABSTAIN     NON-VOTE

Coopers & Lybrand LLP     1,275,699        5,689      11,696        0


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

    11.1  Computation of net income per common share.

    27    Financial data schedule.

(B) Reports on Form 8-K:

    None.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEOPLE'S SAVINGS FINANCIAL CORP.


Date:  August 6, 1996                By:  /s/ Richard S. Mansfield
                                          Richard S. Mansfield
                                          President and Chief Executive
                                          Officer

Date:  August 6, 1996                By:  /s/ John G. Medvec
                                          John G. Medvec
                                          Executive Vice President and
                                          Treasurer



                                       Exhibit 11.1

                             PEOPLE'S SAVINGS FINANCIAL CORP.
                        COMPUTATION OF NET INCOME PER COMMON SHARE
                          (in thousands except per share amounts)

                                    Three months ended     Six months ended
                                        June 30,               June 30,
                                     1996     1995          1996    1995
Net income -
 primary and fully diluted          $1,209     $707        $2,097  $1,543

Weighted Average Common Stock
 and Common Equivalent Stock

Weighted average common stock
 outstanding                         1,901    1,951         1,917   1,957

Assumed conversion (as of the
 beginning of each period or
 upon issuance during a period)
 of stock options outstanding at
 the end of each period                 34       28            31      27

Weighted average common stock
 outstanding - primary               1,935    1,979         1,948   1,984


Weighted average common stock
 outstanding                         1,901    1,951         1,917   1,957

Assumed conversion (as of the
 beginning of each period or
 upon issuance during a period)
 of stock options outstanding
 at the end of each period              45       28            45      27

Weighted average common stock
 outstanding - fully diluted         1,946    1,979         1,962   1,984

Earnings Per Common and Common
 Equivalent Share

Primary                              $0.62    $0.36         $1.08    $.78


Fully diluted                        $0.62    $0.36         $1.07    $.78