Form 10-Q
period 1996-09-30
PEOPLES SAVINGS FINANCIAL CORP /CT/
filed 1996-11-13
CIK 846801

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarterly Period Ended
                             September 30, 1996

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

                                2,541,574 shares issued and
                                outstanding, (including
                                636,961 shares in treasury)
                                as of September 30, 1996

                                Common Stock, par value $1.00 per share




                       PEOPLE'S SAVINGS FINANCIAL CORP.

                              Table of Contents


PART I - FINANCIAL INFORMATION                                   PAGE NO.

Item 1.  Financial Statements (Unaudited)

     (a) Condensed Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995                     3

     (b) Condensed Consolidated Statements of Income -
         Three months ended September 30, 1996 and 1995;
         Nine months ended September 30, 1996 and 1995;               4

     (c) Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1996 and 1995;               5

     (d) Notes to the Condensed Consolidated Financial
         Statements - September 30, 1996                              7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           16

Item 2.  Changes in Securities                                       16

Item 3.  Defaults Upon Senior Securities                             16

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                     16

Item 5.  Other Information                                           16

Item 6.  Exhibits and Reports on Form 8-K                            16


Part I. Financial Information
Item 1. Financial Statements

PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
                                               September 30,    December 31,
                                                    1996            1995
                                                (Unaudited)
Non-interest bearing deposits and cash             $5,405           $6,816
Federal funds sold and FHLB overnight deposits      1,658           21,346
   Cash and Cash Equivalents                        7,063           28,162
Investment securities
   Available for sale (at market)                 154,040           91,128
   Held to maturity (market value: $28,424 at
       September 30, 1996 and $38,259 at
        December 31, 1995)                         29,326           38,461
   Capital stock of the Federal Home Loan Bank      2,736            2,643
Loans held for sale                                 2,159              927
Loans, net (allowance for loan losses
             1996-$1,560; 1995-$1,578)            251,912          236,792
Bank premises and equipment                         2,239            2,370
Foreclosed real estate                                311              178
Accrued income receivable                           4,574            3,748
Goodwill                                            3,085            3,300
Other assets                                        2,521            2,455
Total Assets                                     $459,966         $410,164

Liabilities and Shareholders' Equity

Liabilities
Non-interest bearing demand deposits               $6,952           $5,606
Interest bearing deposits                         348,315          333,759
   Total deposits                                 355,267          339,365
Mortgagors' escrow accounts                         1,060            2,490
Advances from Federal Home Loan Bank of Boston     40,155           18,950
Securities sold under repurchase agreements        14,500                -
Accrued expenses                                    1,421            1,239
Other liabilities                                   2,567            3,407
Total Liabilities                                 414,970          365,451

Shareholders' Equity
Common stock, ($1.00 par value), 10,000,000
  shares authorized; 2,541,574, and 2,511,824
  shares issued and outstanding at September 30,
  1996 and December 31, 1995, respectively
  (including shares in treasury of 636,961 and
  559,461 at September 30, 1996 and December 31,
  1995, respectively)                               2,542            2,512
Additional paid in capital                         22,119           21,834
Retained earnings                                  29,242           27,421
Unrealized gains (losses) on securities available
 for sale, net of taxes                               (68)             196
Cost of treasury stock                             (8,839)          (7,250)
Total Shareholders' Equity                         44,996           44,713
Total Liabilities and Shareholders' Equity       $459,966         $410,164

See notes to the condensed consolidated financial statements.


PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
unaudited
                                    Three Months Ended  Nine Months Ended
                                     September 30,        September 30,
                                     1996      1995       1996      1995
Interest Income:
  Loans, including fees              $4,904     $4,773    $14,529   $13,601
  Investment Securities               2,800      2,202      7,065     6,288
  Trading Account                         -          -          -        46
  Short-term Investments                 77         83        441       401
Total Interest Income                 7,781      7,058     22,035    20,336
Interest Expense:
  Interest on deposits                3,649      3,457     10,751     9,654
  Interest on borrowings                619        269      1,055       986
Total Interest Expense                4,268      3,726     11,806    10,640
Net Interest Income                   3,513      3,332     10,229     9,696
Provision for Loan Losses                95         30        254       101
Net Interest Income after Provision
  for Loan Losses                     3,418      3,302      9,975     9,595
Other Income:
  Service charges and fees              257        241        764       758
  Trust fees                            365        299      1,036       838
  Net Investment Securities Losses        -         (1)       (20)      (70)
  Trading Account Gains                   -          -          -        49
  Gains (Losses) on Loans Sold           44         (7)       (77)       (2)
  Other Operating Income                 63         76        222       142
Total Other Income                      729        608      1,925     1,715
Other Expenses:
  Salaries and Benefits               1,263      1,150      3,736     3,297
  Occupancy                             253        225        788       701
  Furniture and Equipment               252        224        725       671
  FDIC Deposit Insurance                  -        (17)         2       347
  Other Real Estate Expenses             12        146         29       308
  Other Operating Expenses              706        603      2,080     1,840
Total Other Expenses                  2,486      2,331      7,360     7,164
Income Before Income Taxes            1,661      1,579      4,540     4,146
Income Taxes                            640        618      1,422     1,642
Net Income                           $1,021       $961     $3,118    $2,504

Per Share Data:
Primary
Net Income                            $0.52      $0.48      $1.60     $1.26
Weighted Average Common Shares
   Outstanding                    1,954,819  1,989,542  1,948,621 1,985,702
Fully Diluted
Net Income                            $0.52      $0.48      $1.58     $1.26
Weighted Average Common Shares
   Outstanding                    1,967,826  1,989,542  1,978,060 1,985,702

Dividends Declared Per Share          $0.23      $0.22      $0.68     $0.66

See notes to condensed consolidated financial statements.

PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)                                             Nine months ended
                                                          September 30,
                                                          1996       1995
Operating activities
  Net Income                                              $3,118     $2,504
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for depreciation                              384        354
     Accretion and amortization of bond premiums
      and discounts, net                                     110         35
     Provision for loan losses                               254        101
     Amortization of net deferred loan fees                  (72)      (157)
     Decrease in trading account securities                    -      5,461
     Loans sold                                            1,106      2,615
     Realized investment securities losses                    20         70
     Writedowns on foreclosed real estate                     20        253
     Goodwill amortization                                   215        265
     Increase (decrease) in accrued expenses                 182         22
     Other items, net                                     (1,732)        27
Net cash provided by operating activities                  3,605     11,550

Investing activities
  Purchases of available-for-sale securities              (93,416)  (28,698)
  Proceeds from sale of available-for-sale securities          14     8,370
  Proceeds from maturities of available-for-sale
     securities                                            30,046    11,854
  Purchases of held-to-maturity securities                      -    (1,265)
  Proceeds from maturities of held-to-maturity securities   9,092     6,237
  Net increase in loans                                   (18,091)  (12,954)
  Purchases of premises and equipment, net                   (253)     (301)
  Foreclosed real estate sold                                 298       748
Net cash used by investing activities                     (72,310)  (16,009)
Financing activities
  Net increase (decrease) in demand deposits, NOW accounts,
    savings accounts, and mortgagors' escrow accounts        (601)  (19,661)
  Net increase in time deposits                            15,073    31,682
  Net increase (decrease) in borrowings from
    the Federal Home Loan Bank of Boston                   21,205   (14,348)
  Net increase in repurchase agreements                    14,500         -
  Cash Dividends paid                                      (1,297)   (1,289)
  Acquisition of treasury stock                            (1,589)     (721)
  Issuance of Common Stock                                    315        36
Net cash provided (used) by financing activities           47,606    (4,301)

Decrease in cash and cash equivalents                     (21,099)   (8,760)
Cash and cash equivalents at January 1                     28,162    19,414
Cash and cash equivalents at September 30                   7,063    10,654

Non-cash investing and financing activities
  Increase (decrease) in net unrealized holding gains
    (losses) on securities carried at market                  264     4,117
  Transfer of loans to foreclosed real estate                 520       988
See notes to condensed consolidated financial statements.


                          PEOPLE'S SAVINGS FINANCIAL CORP.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1996

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

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

On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights - an amendment of FASB Statement No. 65." The adoption of this accounting standard had an immaterial impact on the Corporation's financial condition and results of operations because it only originated for sale $2.37 million of loans during the nine month period ended September 30, 1996 resulting in capitalized originated loan servicing rights of approximately $20,000.


Note C - SECURITIES

The amortized cost and estimated market values of investment securities for September 30, 1996 and December 31, 1995 are as follows.

                                                                       Net
                                   Estimated   Gross      Gross    Unrealized
(in thousands)           Amortized   Market  Unrealized Unrealized   Gains/
September 30, 1996           Cost     Value     Gains     Losses     (Losses)
Available for sale
 United States Government
   and agency obligations  $57,522    $56,896     $49       $675       ($626)
 Corporate securities        5,638      5,640      13         11           2
 Mortgage-backed securities 75,783     75,735     379        427         (48)
    Total debt securities  138,943    138,271     441      1,113        (672)
  Marketable equity
    securities               6,905      7,087     267         85         182
  Mutual funds               8,308      8,682     374          -         374
                          $154,156   $154,040  $1,082     $1,198       ($116)
Held to maturity
 United States Government
  and agency obligations    $3,998     $3,971     $10        $37        ($27)
 Mortgage-backed securities 25,328     24,453       -        875        (875)
                           $29,326    $28,424     $10       $912       ($902)

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

Note D - LOANS

The following table shows the Corporation's loan distribution at the end of the nine month period ended September 30, 1996 compared to December 31, 1995.

                                September 30, 1996       December 31, 1995
($ in thousands)                Balance   % of Total     Balance    % of Total
Real Estate Loans:
 1 to 4 family residential      203,380      79%         193,087      80%
 Multifamily (5 or more units)    3,878       2%           3,856       2%
 Home equity credit lines         4,659       2%           4,873       2%
 Construction and land
  development                     5,714       2%           3,933       2%
 Second mortgages                23,772       9%          21,795       9%
 Commercial mortgages             7,534       3%           5,937       2%
    Total real estate loans     248,937      97%         233,481      97%
Consumer installment              4,996       2%           4,718       2%
Credit cards                      1,234       1%           1,346       1%
Commercial                          841       0%             239       0%
Total loans                     256,008     100%         239,784     100%
  Less: Loans held for sale       2,159                      927
        Allowance for loan losses 1,560                    1,578
        Deferred fees               377                      487
Net loans                       251,912                  236,792

Note E - NON-PERFORMING ASSETS

The following table illustrates the composition of the non-performing assets as of September 30, 1996 and December 31, 1995.

                                   September 30, 1996      December 31, 1995
($ dollars in thousands)          # of loans    Amount    # of loans   Amount
Loans past due 90 days or more:
Residential                           24       $1,842         10         $711
Installment                            2           15          3           10
  Total non-performing loans          26        1,857         13          721
Foreclosed real estate:
Residential                            4          311          4           98
Commercial real estate                 -            -          2           80
  Total foreclosures                   4          311          6          178
Repossessed assets                     -            -          -            -

  Total non-performing assets                  $2,168                    $899

Non-performing assets to total
  loans and OREO                                0.85%                   0.38%
Allowance for loans losses to
  non-performing loans                         84.00%                 218.86%
As a percent of total loans:
  Loans past due 90 days or more                0.73%                   0.30%
  Allowance for loan losses                     0.61%                   0.66%


Note F - LOAN LOSS RESERVE

The following table summarizes the Corporation's loan loss reserve as of the nine months ended September 30, 1996 and 1995.

(in thousands) Nine months ended September 30,             1996       1995
Beginning balance                                         1,578      1,791
Provision charged to expense                                254        101
Net charge-offs                                             272        181
Ending balance                                           $1,560     $1,711

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

This section presents management's discussion and analysis of the consolidated results of operations for People's Savings Financial Corp. (the "Corporation") and The People's Savings Bank of New Britain (the "Bank") for the three and nine month periods ended September 30, 1996 and 1995, and its financial condition as of September 30, 1996. In order to understand this section in context, it should be read in conjunction with the consolidated financial statements and notes thereto.


Financial Condition

At September 30, 1996 total assets were $459.97 million, an increase of $49.81 million (or 12.1%) from total assets of $410.16 million at December 31, 1995. The increase in assets was primarily due to an increase in investment securities available for sale and an increase in loans, partially offset by a decrease in cash and cash equivalents and investment securities held to maturity. The increase in total assets was funded by borrowings from the Federal Home Loan Bank, and increases in repurchase agreements and total deposits. The increase in total deposits was primarily due to growth in the Bank's newer branches. During the nine month period ended September 30, 1996, 77,500 shares of treasury stock were purchased at a cost of $1.59 million. The Corporation had unrealized losses on securities available for sale, net of taxes, of $.07 million at September 30, 1996, a decrease of $.26 million from a gain of $.19 million at December 31, 1995.


CAPITAL

The Corporation's and the Bank's Tier 1 leverage capital ratios at September 30, 1996 were 10.05% and 9.73% respectively. The Corporation's and the Bank's total risk-based capital ratios at September 30, 1996 were 19.58% and 18.98% respectively. The Corporation's and the Bank's Tier 1 risk-based capital ratios at September 30, 1996 were 18.88% and 18.28%, respectively. All of the Corporation's and the Bank's ratios as of September 30, 1996 were well above applicable minimums. As of September 30, 1996, the Corporation and the Bank fall within the highest capital category of "well capitalized" under the rules of the Federal Reserve Board and the Federal Deposit Insurance Corporation.


RESULTS OF OPERATIONS

Net income for the three month period ended September 30, 1996 was $1,021,000, an increase of $60,000 as compared to $961,000 for the comparable period in 1995. Net interest income for the three month period ended September 30, 1996 increased by $181,000 primarily due to interest income increasing greater on loans and investments than the increase in interest expense on deposits and borrowings. The increase in net income for the three month period ended September 30, 1996 was also due to increased trust fees, a decrease in other real estate expense, and gains on loans held for sale, offset by increases in the provision for loan losses, salaries and employee benefits, and other operating expenses. The increase in salaries and benefit expense relate to our recent expansion efforts.

Net income for the nine month period ended September 30, 1996 was $3,118,000, an increase of $614,000 or 24.5%, from net income of $2,504,000 for the nine month period ended September 30, 1995. The increase in net income for the nine month period ended September 30, 1996 was due primarily to the Bank's settlement of a tax claim against the State of Connecticut which added approximately $304,000 or $.16 per share to net income. The increase in net income was also due to increased net interest income, trust fees, and lower expenses related to FDIC deposit insurance and other real estate expenses. These increases were partially offset by an increase in the provision for loan losses, increases in salaries and benefits, and other operating expenses relating to our expansion efforts.


AVERAGE BALANCES, INTEREST, YIELDS AND RATES

The following table presents condensed daily average statements of condition, which include non-accrual loans, the components of net interest income and selected statistical data.

Three months ended
September 30,
(dollars in
 thousands)

                              Annualized                          Variance
              Average Balance Average rate    Interest     Inc.   due to
                1996     1995   1996  1995   1996    1995 (dec)   Vol.  Rate
Loans      $252,144 $234,518  7.78% 8.14% $4,904  $4,773  $131  $320 ($189)
Investment
 secur-
 ities(a)   178,819  151,534  6.52% 6.13%  2,877   2,285   592   432    160
   Total(a) 430,963  386,052  7.26% 7.35%  7,781   7,058   723   752   (29)
Other assets 14,403   15,482
  Total
   assets  $445,366 $401,534

Deposits   $349,029 $329,520  4.18% 4.20%  3,649   3,457   192   204   (12)
Borrowings   40,511   18,968  6.11% 5.67%    619     269   350   328     22
     Total  389,540  348,488  4.38% 4.27%  4,268   3,726   542   532     10
Demand
 deposits     6,908    4,961
Other
 liabilities  4,297    4,123
Stockholders'
 equity      44,621   43,962
  Total
   liabilities
   and
   stock-
   holders'
   equity   $445,366 $401,534
Net interest income                       $3,513  $3,332  $181  $220  ($39)
Net interest rate spread(a)   2.88% 3.08%
Net interest rate margin(a)   3.29% 3.49%

(a) tax adjusted yield

Nine months ended
September 30,
(dollars in
 thousands)

                              Annualized                          Variance
              Average Balance Average rate    Interest      Inc.   due to
                1996     1995   1996  1995    1996    1995 (dec)  Vol.  Rate
Loans      $246,976 $231,878  7.84% 7.82% $14,529 $13,601  $928  $888  $40
Investment
 secur-
 ities(a)   158,968  153,958  6.41% 5.90%   7,506   6,735   771   224   547
   Total(a) 405,944  385,836  7.28% 7.05%  22,035  20,336 1,699 1,112   587
Other assets 14,994   15,120
  Total
   assets  $420,938 $400,956

Deposits   $342,698 $326,586  4.18% 3.94% 10,751   9,654 1,097   489    608
Borrowings   23,494   23,140  5.99% 5.68%  1,055     986    69    15     54
     Total  366,192  349,726  4.30% 4.06% 11,806  10,640 1,166   504    662
Demand
 deposits     6,214    4,977
Other
 liabilities  4,042    3,539
Stockholders'
 equity      44,490   42,714
  Total
   liabilities
   and
   stock-
   holders'
   equity   $420,938 $400,956
Net interest income                      $10,229   $9,696  $533  $608 ($75)
Net interest rate spread(a)   2.98% 2.99%
Net interest rate margin(a)   3.40% 3.38%

(a) tax adjusted yield


The average balances, interest, yields and rates table shows that for the three month period ended September 30, 1996 compared to the same period in 1995 there was an increase in interest income caused primarily by increased volume of investments and loans and increased yield on investments offset by lower yields on loans. Interest income for the nine month period ended September 30, 1996 increased when compared to the same period last year primarily due to increased volume on loans, increased yield on investments, and to a lesser extent increased volume of investments and increased yield on loans. The comparison of interest expense for the three month period ended September 30, 1996 compared to the same period in 1995 shows that interest expense increased primarily due to increased volume of borrowings and increased volume of deposits, and to a lesser extent increased rates on borrowings, partially offset by a slight decrease in the rate on deposits. Interest expense for the nine month period ended September 30, 1996 increased when compared to the same period last year primarily due to increased rate and volume of deposits and to a lesser extent increased volume and rate on borrowings. This activity is consistent with the changes in the Corporation's balance sheet and changes in interest rates from one year ago. During the year the Bank has taken advantage of two arbitrage opportunities. In the first the Bank borrowed approximately $20 million, at a rate of 6.31% and purchased approximately $20 million in mortgage-backed securities with coupon rates of 8%. In the second the Bank borrowed approximately $20 million, at a rate of 5.69%, and purchased approximately $20 million in mortgage-backed securities with coupon rates of 7.10%.

Net interest rate spreads decreased during the three and nine month periods ended September 30, 1996 when compared to the same periods last year. The decrease during the three month period was due to a decrease in the yield on earning assets and an increase in the Bank's cost of funds. The decrease during the nine month period was due to the yield on earning assets increasing less than the increase in the Bank's cost of funds. The decrease in the yield on earning assets for the three month period was due primarily to decreased yield on loans partially offset by an increase in yield on investments. The increase in the yield on earning assets for the nine month period was due to increases in the yields on both loans and investments. The rate the Bank pays on its interest bearing liabilities increased in the three and nine month periods ended September 30, 1996 when compared to the same periods last year primarily due to higher interest rates on the Bank's borrowings, and increased deposit rates during the nine month period, but slightly offset by lower rates on deposits during the three month period. The net interest rate margin decreased for the three month period ended September 30, 1996 when compared to the same period in 1995, primarily due to interest income increasing less than the increase in average earning assets. The net interest rate margin increased slightly for the nine month period ended September 30, 1996 when compared to the same period in 1995, primarily due to interest income increasing more than the increase in average earning assets. Net interest income for the three and six month periods ended September 30, 1996 increased primarily due to the increased volume of earning assets.


OTHER INCOME, OTHER EXPENSE, AND TAXES

The following table details the significant increases and decreases in other income for the three and nine month periods ended September 30.

                                                 Three Months ended
Other income                                        September 30,
(dollars in thousands)                     1996   1995   Inc(dec)      %
Service charges and fees                   $257   $241     $ 16       6.6%
Trust fees                                  365    299       66      22.1
Net investment securities gains (losses)      -     (1)       1    (100.0)
Gains losses on loans sold                   44     (7)      51    (728.6)
Other operating income                       63     76      (13)    (17.1)
  Total other income                       $729  $ 608    $ 121      19.9%

                                                  Nine months ended
Other income                                        September 30,
(dollars in thousands)                     1996   1995   Inc(dec)      %
Service charges and fees                   $764   $758       $6        .8%
Trust fees                                1,036    838      198      23.6
Net investment securities gains (losses)    (20)   (70)      50     (71.4)
Trading account gains (losses)                -     49      (49)   (100.0)
Gains losses on loans sold                  (77)    (2)     (75)      N/M
Other operating income                      222    142       80      56.3
  Total other income                     $1,925 $1,715    $ 210      12.2%


Other income for the three month period ended September 30, 1996 increased by $121,000 as compared to the same period in 1995. The increase was primarily due to increased trust income and unrealized gains on loans held for sale. Trust assets under management at September 30, 1996 totaled $365 million compared to $273 million at September 30, 1995.

Other income for the nine month period ended September 30, 1996 increased by $210,000 as compared to the same period in 1995. The increase was primarily due to increased trust fees, increased other operating income, and a decrease in losses on investment securities. The increases were partially offset by a decrease in trading account gains and unrealized losses on loans held for sale caused by an increase in interest rates from the third quarter of 1995. The trading account was liquidated during the first quarter of 1995.


The following table details the significant increases and decreases in other expenses for the three and nine month periods ended September 30.

                                                 Three Months ended
Other expenses                                      September 30,
(dollars in thousands)                     1996   1995   Inc(dec)      %
Salaries and benefits                    $1,263 $1,150     $113        9.8%
Occupancy                                   253    225       28       12.4
Furniture and equipment                     252    224       28       12.5
FDIC deposit insurance                        -    (17)      17     (100.0)
Other real estate expenses                   12    146     (134)     (91.8)
Other operating expenses                    706    603      103       17.1
  Total other expenses                   $2,486 $2,331    $ 155        6.7%

                                                 Nine Months ended
Other expenses                                      September 30,
(dollars in thousands)                     1996   1995   Inc(dec)      %
Salaries and benefits                    $3,736 $3,297     $439       13.3%
Occupancy                                   788    701       87       12.4
Furniture and equipment                     725    671       54        8.1
FDIC deposit insurance                        2    347     (345)     (99.4)
Other real estate expenses                   29    308     (279)     (90.6)
Other operating expenses                  2,080  1,840      240       13.0
  Total other expenses                   $7,360 $7,164    $ 196        2.7%


Non-interest expense increased for the three month period ended September 30, 1996, from the comparable period of 1995. The increase was primarily due to increased salaries and benefit expenses and increased other operating expenses, caused primarily by the continued growth of our trust department, our new commercial loan department, and branch expansion. This increase was partially offset by a reduction in other real estate expenses, due to gains on sales of foreclosed real estate recorded during the second quarter of 1996 and a reduced number of foreclosed properties from September 30, 1995.

Non-interest expense increased for the nine months ended September 30, 1996 as compared to the same period last year. The increase was primarily due to increased salaries and benefits, and increased other operating expenses, partially offset by a decrease in FDIC deposit insurance premiums and other real estate expenses. During the third quarter of 1995 the Bank received a retro active reduction in FDIC deposit insurance premiums. The reasons for the changes in the nine month period are consistent with the changes in the three month period explained above.


The effective tax rate for the three month period ended September 30, 1996 decreased to 38.5% from 39.1% for the same period in 1995. The effective tax rate for the nine month period ended September 30, 1996 decreased to 31.3% from 39.6% for the same period in 1995. The decrease was primarily due to the Bank's settlement of a tax claim against the State of Connecticut, an increase in dividend income which qualifies for the Federal dividend received deduction and a decrease in the State of Connecticut tax rate to 10.75% from 11.25%.


                         PEOPLE'S SAVINGS FINANCIAL CORP.

Part II Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Corporation or its subsidiary is a party, or of which any of their property is the subject, other than ordinary routine litigation in the normal course of business.


Item 2.  Changes in Securities

During the third quarter of 1996, there were no changes which would materially modify the rights of the holders of the Corporation's registered securities.


Item 3.  Defaults Upon Senior Securities

The Corporation and its subsidiary are not in default with respect to the payment of principal or interest related to any outstanding borrowing.


Item 4.  Submission of Matters to a Vote of Securities Holders

None.


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


                                    PEOPLE'S SAVINGS FINANCIAL CORP.


Date:  November 12, 1996             By:  /s/ Richard S. Mansfield
                                         Richard S. Mansfield
                                         President and Chief Executive
                                         Officer

Date:  November 12, 1996             By:  /s/ John G. Medvec
                                         John G. Medvec
                                         Executive Vice President and
                                         Treasurer


                                       Exhibit 11.1
                             PEOPLE'S SAVINGS FINANCIAL CORP.
                        COMPUTATION OF NET INCOME PER COMMON SHARE
                          (in thousands except per share amounts)

                                    Three months ended    Nine months ended
                                       September 30,        September 30,
                                       1996     1995          1996    1995
Net income -
 primary and fully diluted          $1,021     $961        $3,118  $2,504

Weighted Average Common Stock
 and Common Equivalent Stock

Weighted average common stock
 outstanding                         1,902    1,952         1,912   1,955

Assumed conversion (as of the
 beginning of each period or
 upon issuance during a period)
 of stock options outstanding at
 the end of each period                 53       38            37      31

Weighted average common stock
 outstanding - primary               1,955    1,990         1,949   1,986


Weighted average common stock
 outstanding                         1,902    1,952         1,912   1,955

Assumed conversion (as of the
 beginning of each period or
 upon issuance during a period)
 of stock options outstanding
 at the end of each period              66       38            66      31

Weighted average common stock
 outstanding - fully diluted         1,968    1,990         1,978   1,986

Earnings Per Common and Common
 Equivalent Share

Primary                              $0.52    $0.48         $1.60   $1.26

Fully diluted                        $0.52    $0.48         $1.58   $1.26