Form 10-K
period 1996-12-31
PEOPLES SAVINGS FINANCIAL CORP /CT/
filed 1997-03-27
CIK 846801

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               _______________

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                 Commission File Number
    December 31, 1996                            34-0-18162



                      People's Savings Financial Corp.
           (Exact name of registrant as specified in its charter)


          Connecticut                           06-1259026
(State or other jurisdiction of            (I.R.S. employer
 incorporation or organization)             identification no.)


123 Broad Street, New Britain, Connecticut          06053
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

                            X    Yes     _____  No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                             Page 1 of 29 pages.

                   The Exhibit Index is found at page 24.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock on February 28, 1997 was $52,066,519.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                            Outstanding at
           Class                           February 28, 1997

Common Stock, par value $1.00 per share        1,905,863


                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K as indicated herein.


                                            Part of Form 10-K
           Document                      into which incorporated

  1996 Annual Report to Shareholders               I and  II

  Proxy Statement for the 1997 Annual                 III
  Meeting of Stockholders (to be filed
  within 120 days of December 31, 1996)
  (the "Proxy Statement")

                              TABLE OF CONTENTS


                                                             Page

                          PART I

Item 1  -  Business.........................................  1
Item 2  -  Properties....................................... 20
Item 3  -  Legal Proceedings................................ 20
Item 4  -  Submission of Matters to a Vote of Security
            Holders......................................... 21
        -  Executive Officers of the Registrant............. 21


                          PART II

Item 5  -  Market for Registrant's Common Equity and
             Related Stockholder Matters.................... 21
Item 6  -  Selected Financial Data.........................  22
Item 7  -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.. 22
Item 8  -  Financial Statements and Supplementary Data.....  22
Item 9  -  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure........  23


                          PART III

Item 10 -  Directors and Executive Officers of the
             Registrant..................................... 23
Item 11 -  Executive Compensation..........................  23
Item 12 -  Security Ownership of Certain Beneficial Owner
             and Management................................. 23
Item 13 -  Certain Relationships and Related Transactions..  23


                          PART IV

Item 14 -  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K............................ 24


                                   PART I

Item 1  -  Business

The principal executive offices of People's Savings Financial Corp. (the "Company") and of Peoples Savings Bank & Trust (the "Bank") are located at
123 Broad Street, New Britain, Connecticut 06053. The telephone number of the Company and the Bank is (203)224-7771.

The Company was organized as a corporation under the laws of the State of Connecticut on February 22, 1989, to operate principally as a bank holding company for the Bank. The Bank's shareholders approved the acquisition by the Company of all of the outstanding common stock of the Bank (the "Bank Common Stock") in exchange for shares of common stock of the Company (the "Company Common Stock"). The Bank is the principal asset of the Company.

The Bank was originally organized in 1907 as a Connecticut-chartered mutual savings bank, and converted to a Connecticut-chartered capital stock savings bank on August 27, 1986. The Bank currently offers general banking services, including accepting deposits from the general public and lending or investing those funds and also offers trust services. In addition to its main office, the Bank operates eight banking branches located in New Britain, Southington, Newington, Rocky Hill, Plainville, and Meriden, Connecticut.

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

Lending and Investment Activities

The Bank provides personalized financial services to its existing customers and intends to achieve growth by increasing its customer base in New Britain and by increasing its services to, and expanding its customer base in, the communities surrounding New Britain. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. A substantial portion of the loans and investments originated over the last five years has been on a short-term or variable-rate basis, although origination of more traditional fixed-rate mortgage loans increased during the low interest rate environment in 1993. The Bank has originated more adjustable rate loans with the rise in interest rates during 1994 through 1996. Many of theses adjustable rate loans are fixed over a term of 3, 5, 7, or 10 years and then adjust annually after the fixed period. Fixed rate mortgages and loans are originated with 8 to 30 year maturities. The Bank sold the majority of the 30-year fixed rate mortgages which it originated during 1994 through 1996 in order to reduce the Bank's interest rate risk exposure. The Bank's activities in this regard will vary in degree from time to time depending upon investment opportunities, economic and rate conditions, liability strategy and the Bank's efforts to maintain an adequate net interest spread.

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

During 1993, the Bank also added a Trust Department and an Investment Services Department to increase fee income. In November 1994, the Bank purchased the New Meriden Trust Co., a trust company with $179,000,000 in trust assets from the FDIC. In May, 1995 the Bank opened a trust office in Middletown, CT. Trust assets grew to $385 million at December 31, 1996.


Average Balance Sheets; Analysis of Net Interest Income; and Analysis of Changes in Interest Income and Interest Expense

The supplementary information required by Item I of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to average balance sheets; an analysis of net interest income; and an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates appears on pages 19 and 20 of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

Lending Activities

The supplementary information required by Item III.A. of "Guide 3.
Statistical Disclosure by Bank Holding Companies" relating to the composition of the loan portfolio appears on page 11 of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

In order to diversify its loan products the Bank established a commercial loan department to provide traditional commercial loans and Small Business Administration loans. The void resulting from industry consolidation and downsizing has created an opportunity for the Bank to respond to the credit needs of small and medium size business in a timely manner with practical and effective solutions. The Bank hired a team of experienced commercial lending officers to build a conservative, high-quality commercial loan portfolio. As of December 31, 1996, the commercial mortgage portfolio totaled approximately $8.0 million, representing 3.1% of the Bank's total loan portfolio.

The lending activities of the Bank are heavily influenced by economic trends affecting the availability of funds and by general interest rate levels. In originating loans, the Bank must compete with other savings banks, savings and loan associations, commercial banks, mortgage companies, insurance companies and other financial intermediaries.

Residential Mortgage Loans. The Bank actively solicits residential mortgage loan applications from existing customers, builders and Realtors. Almost all of the Bank's residential mortgage loans are made to borrowers who occupy the properties securing their loans. While the Bank is authorized to make loans secured by real estate located either within or outside the State of Connecticut, its policy is to concentrate on loans secured by properties located within Connecticut, particularly in its primary market area. The Bank originates residential real estate loans through all nine of its offices. The Bank's mortgage originations increased by 42% from 1995 to 1996; 1995 was a historically low volume year. As of December 31, 1996 residential mortgage loans were 78.0% of the Bank's total loans.

For its own portfolio, the Bank originates adjustable-rate and selected fixed-rate first mortgage loans secured by residential properties. The Bank has sold a significant portion of its 30-year and 20-year fixed-rate mortgage loans originated during 1995 and 1996. Points are charged on all residential mortgage loans unless the borrower elects to pay a higher interest rate to offset points.

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

Fixed-rate first mortgage loans constituted approximately 34.5% of net loans as of December 31, 1996, down from 37.3% as of December 31, 1995.

The volume of first mortgage loan originations since 1991 is shown in the following table:

 Year Ended          Number of          Total Loans
 December 31,        Loans               Originated
    1992             795                81,485,000
    1993             721                73,072,000
    1994             432                47,237,000
    1995             305                35,338,000
    1996             419                50,133,000

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

Loans Held for Sale. At December 31, 1996, loans held for sale totaled $1,150,000, with a market value of $1,143,000.

Commercial Loans. As of December 31, 1996, commercial loans totaled $888,000, compared to $519,000 at December 31, 1995. Commercial loans constituted 0.3% of the Bank's total loans as of December 31, 1996. The Bank is authorized to make Small Business Administration (SBA) loans.

The Bank's commercial mortgage loans are directly originated and consist of loans made on multifamily homes (more than four units) and loans collateralized by non-residential properties. Commercial mortgage loans collateralized by non-residential properties as of December 31, 1996 totaled $8.0 million, compared to $5.9 million as of December 31, 1995. Commercial mortgage loans collateralized by non-residential properties constituted 3.1% of total loans as of December 31, 1996. Loans made on multifamily homes constituted 1.4% of total loans, or $3.6 million, as of December 31, 1996, compared to $3.9 million at December 31, 1995. The Bank lends up to 80% of the appraised value of commercial property. Generally, the average size of commercial mortgage loans is approximately $500,000, with the current balance of the largest loan totaling $720,000.

Construction Loans. As of December 31, 1996, residential construction loans totaled approximately $4.2 million, or 1.6% of the Bank's total loans, compared to $3.9 million, or 1.6% of total loans as of December 31, 1995. The Bank's residential construction loan investments are generally short-term (1-2 years) and are presently limited to residential properties in Connecticut. Construction loan applications are underwritten as if they were applications for permanent financing, obviating the need for a commitment for permanent financing at the close of the construction period. As of December 31, 1996, commercial construction loans totaled approximately $3.3 million, or 1.3% of total loans.

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

Total consumer loans (excluding credit card loans) increased from $30.8 million at December 31, 1995 to $35.7 million at December 31, 1996. Although not classified as collateral loans, approximately 99% of the Bank's installment loans are secured by mortgages on real property or security interests in personal property. Collateral loans, secured by either regular savings accounts, marketable securities, or certificates of deposit, amounted to approximately $2.2 million at December 31, 1996 and approximately $1.9 million at December 31, 1995. Credit card loans totaled $1.2 million at December 31, 1996 as compared to $1.3 million at December 31, 1995.

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

The supplementary information required by Item III.B. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to maturities and sensitivities of loans to changes in interest rates appears on page 15 and 16 of the Company's 1996 Annual Report to Shareholders under the caption
"Management's Discussion and Analysis of Financial Condition and Results of Operations", and isincorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

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

The supplementary information required by Item III.C. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to the discussion and statistical disclosure of non-accrual, past due and restructured loans appears on pages 12 and 13 of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

The Company has not made loans to borrowers outside the United States. At December 31, 1996, there were no concentrations of loans exceeding 10% of total loans. A concentration of loans is defined as an amount loaned to multiple borrowers engaged in similar activities which would cause them to be similarly affected by economic or other conditions.

Potential problem loans are not disclosed as non-accrual, 90 days past due, or restructured, but are loans which are monitored because of known information about possible credit problems of borrowers or because they are more than 30 days but less than 90 days past due. Management assesses the potential for loss on these loans when evaluating the adequacy of the allowance for loan losses on a regular basis. As of December 31, 1996, monitored loans not disclosed as non-accrual, 90 days past due, or restructured that were current totaled $567,000 ($305,000 residential real estate loans, and $262,000 commercial real estate loans); monitored loans 30 days delinquent totaled $2,442,000 ($2,101,000 residential real estate loans, $268,000 second mortgage loans, $53,000 commercial real estate loans, and $20,000 installment loans); and monitored loans 60 day's delinquent totaled
$1,183,000 ($1,127,000 residential real estate loans, $33,000 second mortgage loans, and $23,000 installment loans). Please see People's
Savings Financial's 1996 Annual Report under the section Management's Discussion an Analysis of Financial Condition and Results of Operation beginning on page 9 for further discussion.

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

The supplementary information required by Items IV.A. and IV.B. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to an analysis of the allowance for loan losses and an allocation for loan losses by loan category appears on pages 12 and 13 of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

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

In 1996, Bank investment purchases totaled $118,535,504. The portfolio's Mortgage Backed sector increased to $119,544,177, or 25% of assets, from 12% in 1995 with the purchase of $80,203,000 in fixed and adjustable securities. Mortgage Backed Securities offer yields competitive in the current bond market, with monthly cashflows of principal and interest making them more appealing than bonds for liquidity purposes. The current weighted average life of the entire Mortgage Backed portfolio is 7 years. In addition, $31,516,929 of Federal Agency bonds were purchased increasing that portfolio to 59,387,551, or 12% of assets, proportionate in composition to 1995. A majority of the purchases consisted of higher yielding bonds with 3 to 5 year maturities and call options. The Bank is compensated for call options by a higher yield.

The supplementary information required by Item II.A. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to the maturity and composition of the Bank's investment portfolio appears on pages 10 and 11 of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

At December 31, 1996, the Bank had invested approximately $15.6 million, or 3.2% of its assets, in marketable preferred and common stocks and mutual funds. This portion of the Bank's portfolio generates dividend income and also may produce capital gains and losses. Dividends received by the Bank are entitled to the 70% dividends-received deduction on federal income taxes.

The Bank had net gains from the sale of equity securities of $7,000 in 1996. The Bank sold no equity securities during 1995. In the event of a decline in the market for equity securities, the value of the Bank's equity portfolio, and hence its capital, may be reduced. During the past five years, the largest amount that the Bank had invested at any one time in the equity securities of a single company was $730,000. The investment in this company was sold in 1994. See "Federal Reserve System Regulation" below for further discussion relating to this investment.

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

Deposits and Other Sources of Funds

Deposits. Deposits have traditionally been the Bank's major source of funds, and will continue to be a major source of funds in the foreseeable future. However, the Bank does borrow from the Federal Home Loan Bank and may rely on borrowings form the FHLB in the future (if available), and repurchase agreements, as long as interest rates are favorable. See "Borrowing" below. The Bank also derives funds from loan amortizations, loan prepayments, interest and dividend income and sales of assets deemed appropriate by Bank management.

The Bank offers a wide variety of retail deposit accounts designed to attract both short- and long-term funds. Time deposits were the primary source of new funds for the Bank during 1996 due to customer preference and the rate structure of the Bank's deposit products, and represent the largest component of deposits (representing 63.6% of total deposits at December
31, 1996). Certificates of deposit currently offered by the Bank have maturities that range from 91 days to five years. The Bank also offers tax-deferred retirement savings programs (IRA accounts and Simplified
Employee Pension Plans) and other types of plans for its customers. In determining the rate of interest to pay on deposits, the Bank considers its cash flow requirements, rates paid by competitors and the Bank's income and growth objectives.

Management expects competition for deposits in the Bank's market area to continue for the foreseeable future. As of December 31, 1996, the aggregate amount of savings accounts at the Bank was $105.4 million and the interest rate paid on such accounts was 2.0%.

The Bank's deposit marketing strategy includes continually monitoring rates to insure competitiveness while providing a high level of service at all of the branch offices. Branch employees participate in sales training programs. The Bank has been able to attract reasonable deposit growth without having to match the most competitive rates being offered in its market area.

Substantially all of the Bank's depositors are residents of the Bank's market area and contiguous communities. The Bank has not solicited deposits outside Connecticut, nor has it solicited deposits through deposit brokers.

The supplementary information required by Item V.A. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to average amounts of, and average rates paid on, deposits appears on page 14 of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

The decrease in average savings deposits from 1995 to 1996 was due to customer preference and the rate structure of deposit products. The Bank believes that its high capital ratios and financial strength have attracted new deposit customers. The increase in average time deposits from 1995 to 1996 was the result of customer preference and the rate structure of deposit products. The overall increase in average rates paid on certificates of deposit from 1995 to 1996 is consistent with CD rates in the Bank's market area.

The supplementary information required by Item V.D. of "Guide 3. Statistical Disclosure by Bank Holding Companies" relating to the maturity distributions of time certificates of deposit issued in amounts of $100,000 or more appears on page 14 of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. Such information should be read in conjunction with the related financial statements and notes thereto incorporated by reference herein under Item 8.

Borrowing. The Bank has been a member of the Federal Home Loan Bank ("FHLB") of Boston since 1980, and as a member may borrow from the FHLB to secure additional funds. At December 31, 1996, the Bank had outstanding $49.8 million in loans from the FHLB of Boston, an increase of $30.8 million from $19.0 million outstanding at December 31, 1995. The primary reason for the increase was borrowing to fund investment securities purchases. Borrowing from the FHLB of Boston may be at interest rates and under terms and conditions which vary from time to time.

The Bank also has access to a pre-approved line of credit with the FHLB of Boston of $8,042,000, and has sufficient qualified collateral to borrow up to an additional $233 million. This arrangement allows the Bank to obtain advances from the FHLB of Boston rather than relying on commercial bank lines of credit. The Bank's interest expense on advances was $1,513,000, $1,253,000, and $1,455,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

The Bank also has repurchase agreement lines totaling $70 million, of which it had drawn $21.5 million. The $21.5 million was drawn in order to purchase investment securities. At December 31, 1996 the Bank had $48.5 million in unused repurchase agreement lines with various brokers.

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

This increased competition has, and is expected to continue to have, an effect on the Bank's cost of funds. However, the Bank has not experienced and does not expect to experience any substantial adverse effect on the stability of its deposit base as a result of increased competition. The Bank competes for deposits by offering depositors a high degree of personal service, convenient locations and hours, and other services. The Bank does not rely upon any individual or entity for a material portion of its deposits, nor has it obtained any deposits through deposit brokers. A substantial portion of the Bank's customer and deposit base traditionally has been and continues to be the large Polish community in New Britain.

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

Competition is expected to increase as a result of legislation adopted in recent years at the Federal and State of Connecticut levels which effectively provide, subject to minimal limitations, for full interstate banking and branching. As a result of this legislation and increasingly aggressive merger activity in the Company's market area, competition from larger institutions with resources much greater than the Company's, is expected to continue into the future.

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

Employees

As of December 31, 1996, the Company and the Bank employed 139 employees, 114 of whom are full-time, including 31 officers. Management considers the Bank's relations with its employees to be good. The Bank's employees are not represented by any collective bargaining group.


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

Savings banks in Connecticut are empowered by statute to conduct a general banking business and to exercise all incidental powers necessary thereto. Subject to limitations expressed in the statutes, permissible activities include taking savings and time deposits, including NOW checking accounts, paying interest on such deposits and accounts, accepting demand deposits, the sale of annuities and, ususally through a subsidiary, the sale of securities products, making loans on residential and other real estate, making consumer and commercial loans, exercising trust powers, investing, with certain limitations, in equity securities and debt obligations of banks and corporations, and issuing credit cards. In addition, savings banks may engage in certain other enumerated activities, including the establishment of an insurance department to sell life insurance and annuities. Connecticut savings banks, in general, have powers identical to those enjoyed by Connecticut commercial banks.

The Bank is prohibited by Connecticut banking law from paying dividends, except from its net profits. Net profits are defined as the remainder of all earnings from current operations. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. These provisions limit the amount of dividends payable to stockholders of the Company, since dividends received from the Bank are the primary source of funds for the Company to pay dividends. As of December 31, 1996, approximately $2,529,000 was available for payment of dividends by the Bank to the Company.

Under Connecticut banking law, no person may acquire the beneficial ownership of more than 10%, or 25% or more in certain cases, of any class of voting securities of a bank chartered by the State of Connecticut or having its principal office in Connecticut or a bank holding company thereof unless the Commissioner approves such acquisition.

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

The FDIC also requires FDIC-insured, state-chartered banks that are not members of the Federal Reserve System to meet certain minimum capital requirements.
The FDIC amended its minimum requirements for capital as a percentage of total assets to define capital in a manner consistent with the risk-based capital categories described below and to require a minimum leverage standard of 3 percent Tier 1 (or core) capital to total assets (as defined in FDIC regulations) for the most highly rated banks that are not anticipating or experiencing any significant growth. All other state banks that are not members of the Federal Reserve System would be required to meet a minimum leverage ratio that is at least 100 to 200 basis points above this minimum -- that is, an absolute minimum leverage ratio of not less than 4 percent for those banks that are not highly rated or that are anticipating or experiencing significant growth. "Tier 1 capital" is generally defined as common stockholders' equity, minority interests in consolidated subsidiaries and non-cumulative perpetual preferred stock. Tier 1 capital generally excludes goodwill and other intangibles and investments in subsidiaries that the FDIC determines should be deducted from capital. As of December 31, 1996, the Bank's leverage ratio was approximately 9.50%, exceeding the FDIC requirements.

The FDIC has also adopted supplementary capital regulations based on international risk-based capital standards. The other United States bank regulatory agencies have also adopted similar guidelines based on these international standards. The guidelines, as adopted, supplement the minimum leverage ratios described in the immediately preceding paragraph. The guidelines set forth (i) a definition of "capital" for risk-based capital purposes; (ii) a system for calculating risk-weighted assets by assigning assets and certain off-balance sheet items to broad risk categories; and
(iii) a schedule, including transitional arrangements during a phase-in period, for achieving a minimum supervisory ratio of capital to risk-weighted assets. In general, the risk-weighting imposes "zero percent" risk-weighting for cash; balances due from Federal Reserve banks; direct claims on (including securities), and the portions of claims unconditionally guaranteed by, the United States treasury and United
States government agencies; and gold bullion; "twenty percent" for cash items in the process of collection; all claims on, and portions of claims guaranteed by, United States depository institutions, United States government agencies and United States government-sponsored agencies;
general obligation claims on, and the portions of claims that are guaranteed by, the full faith and credit of states or other political subdivisions of the United States; and the portions of claims that are collateralized by securities issued or guaranteed by the United States treasury, governmental agencies or government-sponsored agencies; "fifty percent" for loans fully secured by first liens on one to four family residential properties written in accordance with prudent underwriting standards and certain privately issued mortgage-backed securities; and "one hundred percent" risk-weighting for assets not included in one of the other categories, including fixed assets, premises, other real estate owned and equity investments. Basically, the higher percentage of riskier assets an institution has, the more capital it must have to satisfy the risk-based guidelines; the lower the risk, the lower the required capital. The guidelines do not address other bank "risk" areas, such as interest rate, liquidity, funding and market risks, the quality and level of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks. The current minimum risk-based ratio is 8%. The Bank's total risk-based ratio as of December 31, 1996 was 18.46%. The Bank does not believe that the implementation of the risk-based guidelines has had or will have a material adverse effect on its prospective business or require capital-raising efforts in the foreseeable future. In January 1995, the risk-based capital standards were amended to require analysis of the Bank's and Company's concentration of credit risks and certain risks from non-traditional activities in assessing the institution's overall capital adequacy.

The Improvement Act increased the supervisory powers of the FDIC and the other federal regulatory agencies with regard to undercapitalized depository institutions, and changed the capital rules applicable to the Company and the Bank. As of December 19, 1992, banking regulators adopted regulations which define five capital categories of institutions: institutions that are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The purpose of these categories is to allow federal regulatory agencies to monitor undercapitalized institutions more closely in order to take appropriate and prompt regulatory action to minimize the potential for significant loss to the deposit insurance fund. Institutions in the first two categories will operate with few restrictions. Institutions in the other three categories may be required to raise additional capital, curtail growth, limit interest rates paid, divest subsidiaries and limit executive compensation. Regulators are also empowered to remove top management and call for new elections of directors. The Improvement Act also allows for the appointment of a conservator or receiver of an insured depository institution if the institution is undercapitalized and either has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized as required, or fails to submit or materially implement a capital plan. In addition, the Improvement Act requires a holding company of a failing institution to guarantee that the institution will comply with a capital restoration plan to the extent of 5% of the institution's total assets or the amount needed to achieve the required minimum capital levels.
See page 17 of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital". The Bank is currently categorized as a "well capitalized" institution under the Improvement Act.

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

The Improvement Act also generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. These restrictions became effective on December 19, 1992, although the restrictions dealing with equity investments became effective upon enactment of the Improvement Act on December 19, 1991. In October 1992, the FDIC issued final regulations to implement the restrictions on equity investments and indicated its intention to propose regulations addressing the activities limitations at a later date. Under the regulations dealing with equity investments, an insured state bank generally may not acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange ("listed stock") or shares of a registered investment company ("registered shares"), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 ("measurement period") made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo one of four types of specified transactions which generally deal with changes in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth the bank's intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member. The Bank filed a notice of intention to invest in listed stocks and registered shares with the FDIC on December 11, 1992. On March 15, 1993, the FDIC granted its approval to the Bank to continue to hold or acquire listed stocks and registered shares, subject to the following conditions: (a) the maximum investment in listed stocks and registered shares may not exceed 100% of the Bank's Tier 1 capital; (b) the Bank must follow reasonable procedures limiting concentrations in listed stocks and registered shares so as to provide for diversification of risk; and (c) the FDIC may alter, suspend or withdraw its approval should any development warrant such action. At December 31, 1996, the Bank held $.2 million of listed stocks and registered shares.

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

The Improvement Act has also resulted in federal regulatory agencies adopting regulations setting forth safety and soundness standards relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate exposure; asset growth; and officers and employees compensation, fees and benefits. The Bank and the Company do not expect these regulations will materially adversely affect them.

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

In addition to the main office of the Company and the Bank, located at 123 Broad Street, New Britain, Connecticut, the Bank has eight banking branches located in New Britain, Southington, Newington, Rocky Hill, Plainville, and Meriden, Connecticut. The Bank also maintains a trust office in Middletown, Connecticut as well as in the Lafayette Square and the Meriden branch offices. The following table sets forth certain information regarding the Bank's banking offices.

                                                  Owned     Lease
                                                  or        Expiration
Office                    Location                Leased    Date

Main Office               123 Broad Street         Owned    N/A
                          New Britain, CT  06050

Farmington Avenue         553 Farmington Avenue    Owned    N/A
                          New Britain, CT  06050

Columbus Plaza            150 Columbus Boulevard   Leased   October 1999
                          New Britain, CT  06050

Lafayette Square          450 Main Street          Leased   July    2001
                          New Britain, CT 06050

Southington Office        405 Queen Street         Leased   August 2002
                          Southington, CT  06489

Newington Office          36 Fenn Road             Leased   January 2003
                          Newington, CT  06111

Rocky Hill Office         2270 Silas Deane Highway Owned    N/A
                          Rocky Hill, CT  06067

Plainville Office         275C New Britain Avenue  Leased   June 2004
                          Plainville, CT  06062

Middletown Trust          49 Main Street           Leased   April 1998
Office                    Middletown, CT 06457

Meriden Office            834 Broad Street         Leased   November 2000
                          Meriden, CT 06450

Total lease payments for all of the Bank's leased offices for 1995 amounted to $468,211.

Item 3  -  Legal Proceedings

There are no pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation in the normal course of business. No such proceeding is material to the Company or the Bank.

Item 4  -  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1996, no matter was submitted to a vote of shareholders of the Company.

Executive Officers of the Registrant

The following persons are the executive officers of the Company:

Richard S. Mansfield, age 56, has been the President and Chief Executive Officer and a director of the Company since its incorporation in February 1989. Mr. Mansfield has been President and Chief Executive Officer and a director of the Bank since 1986 and was Executive Vice President and Vice President in charge of mortgage lending at the Bank since 1980. Mr. Mansfield's 1996 employment agreement with the Bank provides for a term of three years with automatic one year renewals each January 1st, unless either party gives written notice of his or its intention not to extend the agreement.

John G. Medvec, age 49, has been the Executive Vice President and Treasurer of the Company since its incorporation in February 1989. Mr. Medvec has been Executive Vice President and Treasurer of the Bank since 1986 and has served in various executive positions with the Bank since 1971. Mr. Medvec's 1996 employment agreement with the Bank provides for a term of three years with automatic one year renewals each January 1st, unless either party gives written notice of his or its intention not to extend the agreement.

There is no relationship by blood, marriage or adoption between any executive officer or director of the Company and any other executive officer or director of the Company.

                                   PART II

Item 5  -  Market for Registrant's Common Equity and Related Stockholder
Matters

As of February 28, 1997, the Company had 1,905,863 shares of Common Stock issued and outstanding and approximately 1,312 shareholders of record. The Company's stock is traded over-the-counter and is quoted on The NASDAQ National Market under the symbol "PBNB".

The market price information regarding the Company Common Stock and the information relating to the payment of dividends required by Item 5 appears on pages 46 and 47 of the Company's 1996 Annual Report to Shareholders under the captions "Common Stock Information" and "Dividend Policy", and is incorporated herein by reference. Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances and such restrictions may materially limit the Company's ability to pay dividends to its shareholders.

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

The information required by Item 6 appears on page 1 of the Company's 1996 Annual Report to Shareholders under the caption "Selected Financial Highlights", and is incorporated by reference herein.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 appears on pages 9 through 22 of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated by reference herein. See Note 18 "Recent Accounting Pronouncements" on page 44 of the Company's 1996 Annual Report to Shareholders and the caption notes to the Consolidated Financial Statements contained therein.

Item 8  -  Financial Statements and Supplementary Data

The information required by Item 8 is indexed in Item 14 of this Annual Report on Form 10-K, and portions thereof appearing on pages 23 through 46 of the Company's 1996 Annual Report to Shareholders are incorporated by reference herein.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                  PART III

Item 10  -  Directors and Executive Officers of the Registrant

The information required by Item 10 relating to the identification of directors and executive officers of the Company and their business experience appears on pages 3 through 14 of the Company's definitive Proxy Statement dated March 21, 1997 under the caption "Election of a Class of Directors (Proposal 1) - Information on Nominees and Directors", and in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant", and is incorporated by reference herein.

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

The information required by Item 13 relating to transactions between the Company and management, directors and certain beneficial owners of the Company's securities appears on pages 12 through 15 of the Company's definitive Proxy Statement under the caption "Transactions with Management and Others", and is incorporated by reference herein.

                                   PART IV

Item 14  -  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents, filed as part of this report, are included herein or are incorporated by reference from the indicated pages of the Company's 1996 Annual Report to Shareholders:

1.   Financial Statements:
                                              Page(s) in
                                              Annual Report

      Report of Independent Auditors                    23
      Consolidated Balance Sheets                       24
      Consolidated Statements of Income                 25
      Consolidated Statements of Stockholders' Equity   26
      Consolidated Statements of Cash Flows             27
      Notes to Consolidated Financial Statements        28-46


2.   Financial Statement Schedules:

     All Schedules not required or inapplicable have been omitted.


3.   Exhibits:

     Exhibit No.              Description

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

        *10.29 Employment Agreement dated November 19, 1996 between the Bank and Richard S. Mansfield.

        *10.30 Employment Agreement dated November 19, 1996 between the Bank and John G. Medvec.

        *10.31 Employment Agreement dated November 19, 1996 between the Bank and Teresa Sasinski.

        *10.32 Change of Control Agreement, dated as of November 19, 1996 between the Bank and
                Richard S. Mansfield.

        *10.33 Change of Control Agreement, dated as of November 19, 1996 between the Bank and John
                G. Medvec.

        *10.34 Change of Control Agreement, dated as of November 19, 1996 between the Bank and
                Teresa Sasinski.

         11     Statement Concerning Computation of Per Share Earnings

         13     Annual Report to Shareholders for the Year Ended
                December 31, 1996 (previously filed)

         21     Subsidiaries of the Registrant

         24     Consent of Independent Accountants

         25     Power of Attorney

         27     Financial Data Schedule

           *Management contracts or compensatory plans, contracts or arrangements.


(b) Reports on Form 8-K. No report on Form 8-K was filed during the fourth quarter of 1996.

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

Signature                   Title                     Date


/s/ Richard S. Mansfield    President and Chief       March 18, 1997
Richard S. Mansfield        Executive Officer
                            (Principal Executive
                            Officer)

/s/ John G. Medvec          Executive Vice            March 18, 1997
John G. Medvec              President and
                            Treasurer (Principal
                            Financial Officer
                            and Principal
                            Accounting Officer)

         *                  Director                  March 18, 1997
 Joseph A. Welna


         *                  Director                  March 18, 1997
 Robert A. Gryboski


         *                  Director                  March 18, 1997
 Walter J. Liss


         *                  Director                  March 18, 1997
 Robert A. Story


         *                  Director                  March 18, 1997
 Walter D. Blogoslawski


         *                  Director                  March 18, 1997
 Stanley P. Filewicz


         *                  Director                  March 18, 1997
 Roland L. LeClerc


         *                  Director                  March 18, 1997
 Chester S. Sledzik


         *                  Director                  March 18, 1997
 Henry Poplaski


         *                  Director                  March 18, 1997
 A. Richard Puskarz, Jr.



 By   /s/ John G. Medvec
     John G. Medvec
     Attorney-in-Fact



                           EXHIBIT INDEX



Exhibit                                                     Page
Number             Description                             Number


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

*10.29 Employment Agreement dated November 19, 1996 between the Bank and Richard S. Mansfield.

*10.30 Employment Agreement dated November 19, 1996 between the Bank and John G. Medvec.

*10.31 Employment Agreement dated November 19, 1996 between the Bank and Teresa Sasinski.

*10.32        Change of Control Agreement dated as of
              November 19, 1996 between the Bank and Richard
              S. Mansfield.

*10.33        Change of Control Agreement dated as of
              November 19, 1996 between the Bank and John G.
              Medvec.

*10.32        Change of Control Agreement dated as of
              November 19, 1996 between the Bank and Teresa
              Sasinski.

  11          Statement Concerning Computation of Per Share
              Earnings

  13          Annual Report to Shareholders for the Year Ended
              December 31, 1996 (previously filed)

  21          Subsidiaries of the Registrant

  24          Consent of Independent Auditors

  25          Power of Attorney

  27          Financial Data Schedule

____________________

    * Management contracts or compensatory plans, contracts or arrangements.