Form 10-K/A
period 1996-12-31
PEOPLES SAVINGS FINANCIAL CORP /CT/
filed 1997-04-14
CIK 846801

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________

                                  FORM 10-KA

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


                                                Part of Form 10-K
           Document                          into which incorporated

  1996 Annual Report to Shareholders                  I and  II

  Proxy Statement for the 1997 Annual                    III
  Meeting of Stockholders (to be filed
  within 120 days of December 31, 1996)
  (the "Proxy Statement")

                               TABLE OF CONTENTS

                                                             Page
                                    PART I

Item 1  -  Business.........................................  1
Item 2  -  Properties....................................... 20
Item 3  -  Legal Proceedings................................ 20
Item 4  -  Submission of Matters to a Vote of Security
            Holders......................................... 21
        -  Executive Officers of the Registrant............. 21

                                    PART II
Item 5  -  Market for Registrant's Common Equity and
             Related Stockholder Matters.................... 21
Item 6  -  Selected Financial Data.......................... 22
Item 7  -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.. 22
Item 8  -  Financial Statements and Supplementary Data...... 22
Item 9  -  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure......... 23


                                   PART III

Item 10 -  Directors and Executive Officers of the
             Registrant..................................... 23
Item 11 -  Executive Compensation........................... 23
Item 12 -  Security Ownership of Certain Beneficial Owner
             and Management................................. 23
Item 13 -  Certain Relationships and Related Transactions... 23


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

 13     Annual Report