Form 10-Q
period 1997-03-31
PEOPLES SAVINGS FINANCIAL CORP /CT/
filed 1997-05-14
CIK 846801

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarterly Period Ended
                               March 31, 1997

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

                                2,545,824 shares issued and
                                outstanding, (including
                                636,961 shares in treasury)
                                as of April 30, 1997

                                Common Stock, par value $1.00 per share



                       PEOPLE'S SAVINGS FINANCIAL CORP.

                              Table of Contents


PART I - FINANCIAL INFORMATION                                   PAGE NO.

Item 1.  Financial Statements (Unaudited)

     (a) Condensed Consolidated Balance Sheets -
         March 31, 1997 and December 31, 1996                        3

     (b) Condensed Consolidated Statements of Income -
         Three months ended March 31, 1997 and 1996                  4

     (c) Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1997 and 1996;                 5

     (d) Notes to the Condensed Consolidated Financial
         Statements - March 31, 1997                                 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           15

Item 2.  Changes in Securities                                       15

Item 3.  Defaults Upon Senior Securities                             15

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                     15

Item 5.  Other Information                                           15

Item 6.  Exhibits and Reports on Form 8-K                            15


Part I. Financial Information
Item 1. Financial Statements

PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
                                               March 31,    December 31,
                                                    1997            1996
                                                (Unaudited)
Non-interest bearing deposits and cash             $5,081           $5,113
Federal funds sold and FHLB overnight deposits      4,934            4,509
   Cash and Cash Equivalents                       10,015            9,622
Investment securities
   Available for sale (at market)                 164,689          171,667
   Held to maturity (market value: $25,619 at
       March 31, 1997 and $28,015 at
        December 31, 1996)                         26,619           28,513
   Capital stock of the Federal Home Loan Bank      3,583            2,736
Loans held for sale                                   432            1,143
Loans, net (allowance for loan losses
             1997-$1,816; 1996-$1,577)            261,367          256,913
Bank premises and equipment                         2,071            2,136
Foreclosed real estate                                287              223
Accrued income receivable                           4,484            4,030
Goodwill                                            2,910            3,006
Other assets                                        2,642            2,405
Total Assets                                     $479,099         $482,394

Liabilities and Shareholders' Equity

Liabilities
Non-interest bearing demand deposits               $7,515           $8,301
Interest bearing deposits                         352,338          349,759
   Total deposits                                 359,853          358,060
Mortgagors' escrow accounts                         1,621            2,659
Advances from Federal Home Loan Bank of Boston     46,045           49,750
Securities sold under repurchase agreements        21,500           21,500
Accrued expenses                                    1,483            1,548
Other liabilities                                   2,572            2,676
Total Liabilities                                 433,074          436,193

Shareholders' Equity
Common stock, ($1.00 par value), 10,000,000
  shares authorized; 2,543,824, and 2,542,824
  shares issued and outstanding at March 31,
  1997 and December 31, 1996, respectively
  (including shares in treasury of 636,961 at
  March 31, 1997 and December 31, 1996,
  respectively)                                     2,544            2,543
Additional paid in capital                         22,293           22,140
Retained earnings                                  30,337           29,701
Unrealized gains (losses) on securities available
 for sale, net of taxes                              (310)             656
Cost of treasury stock                             (8,839)          (8,839)
Total Shareholders' Equity                         46,025           46,201
Total Liabilities and Shareholders' Equity       $479,099         $482,394

See notes to the condensed consolidated financial statements.


PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
unaudited
                                      Three Months Ended
                                          March 31,
                                       1997      1996
Interest Income:
  Loans, including fees              $5,120     $4,781
  Investment Securities               3,371      2,101
  Short-term Investments                 25        177
Total Interest Income                 8,516      7,059
Interest Expense:
  Interest on deposits                3,641      3,557
  Interest on borrowings              1,013        215
Total Interest Expense                4,654      3,772
Net Interest Income                   3,862      3,287
Provision for Loan Losses               240         64
Net Interest Income after Provision
  for Loan Losses                     3,622      3,223
Other Income:
  Service charges and fees              237        260
  Trust fees                            418        318
  Net Investment Securities Gains
   (Losses)                              10        (20)
  Trading Account Gains                   -          -
  Gains (Losses) on Loans Sold           (5)       (69)
  Other Operating Income                 81         77
Total Other Income                      741        566
Other Expenses:
  Salaries and Benefits               1,295      1,249
  Occupancy                             275        268
  Furniture and Equipment               254        221
  FDIC Deposit Insurance                  5          1
  Other Real Estate Expenses             35         (1)
  Other Operating Expenses              748        630
Total Other Expenses                  2,612      2,368
Income Before Income Taxes            1,751      1,421
Income Taxes                            677        533
Net Income                           $1,074       $888

Per Share Data:
Primary
Net Income                            $0.54      $0.45
Weighted Average Common Shares
   Outstanding                    1,978,934  1,963,923
Fully Diluted
Net Income                            $0.54      $0.45
Weighted Average Common Shares
   Outstanding                    1,967,826  1,968,574

Dividends Declared Per Share          $0.23      $0.22

See notes to condensed consolidated financial statements.

PEOPLE'S SAVINGS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)
                                                        Three months ended
                                                             March 31,
                                                           1997       1996
Operating activities
  Net Income                                              $1,074       $888
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for depreciation                              128        122
     Accretion and amortization of bond premiums
      and discounts, net                                     104         30
     Provision for loan losses                               240         64
     Amortization of net deferred loan fees                    4        (43)
     Decrease in loans held for sale                         961          -
     Realized investment securities (gains) losses           (10)        20
     Writedowns on foreclosed real estate                      -          8
     Goodwill amortization                                    96         96
     Increase (decrease) in accrued expenses                 (65)        43
     Other items, net                                       (124)      (741)
Net cash provided by operating activities                  2,408        487

Investing activities
  Purchases of available-for-sale securities              (2,492)   (14,366)
  Proceeds from sale of available-for-sale securities        315         14
  Proceeds from maturities of available-for-sale
     securities                                            7,438     14,364
  Purchases of held-to-maturity securities                     -          -
  Proceeds from maturities of held-to-maturity securities  1,880      2,157
  Purchases of Federal Home loan Bank stock                 (847)         -
  Net increase in loans                                   (5,061)    (5,327)
  Purchases of premises and equipment, net                   (63)       (73)
  Foreclosed real estate sold                                 49        176
Net cash provided (used) by investing activities           1,219     (3,055)

Financing activities
  Net increase (decrease) in demand deposits, NOW accounts,
    savings accounts, and mortgagors' escrow accounts        102       (141)
  Net increase in time deposits                              653      2,000
  Net decrease in borrowings from
    the Federal Home Loan Bank of Boston                  (3,705)    (4,342)
  Cash Dividends paid                                       (438)      (423)
  Acquisition of treasury stock                                -       (936)
  Issuance of Common Stock                                   154         95
Net cash used by financing activities                     (3,234)    (3,747)

Increase (decrease) in cash and cash equivalents             393     (6,315)
Cash and cash equivalents at January 1                     9,622     28,162
Cash and cash equivalents at March 31                     10,015     21,847

Non-cash investing and financing activities
  Increase (decrease) in net unrealized holding gains
    (losses) on securities carried at market              (1,637)      (700)
  Transfer of loans to foreclosed real estate                113         97
See notes to condensed consolidated financial statements.


                          PEOPLE'S SAVINGS FINANCIAL CORP.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 1997

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain 1996 amounts have been reclassified to conform with the 1997 presentation. These reclassifications had no impact on net income.


Note B - CHANGES IN ACCOUNTING PRINCIPLES
On January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The adoption of this standard did not have a material impact on the Corporation's financial condition or its results of operations.


Note C - SECURITIES
The amortized cost and estimated market values of investment securities for March 31, 1997 and December 31, 1996 are as follows.

                                                                       Net
                                   Estimated   Gross      Gross    Unrealized
(in thousands)           Amortized   Market  Unrealized Unrealized   Gains/
March 31, 1997              Cost     Value     Gains     Losses     (Losses)
Available for sale
 United States Government
   and agency obligations  $53,511    $52,711      $-       $800       ($800)
 Corporate securities        5,592      5,585       -          7          (7)
 Mortgage-backed securities 91,362     91,089       -        273        (273)
    Total debt securities  150,465    149,385       -      1,080      (1,080)
  Marketable equity
    securities               5,927      6,415     488          -         488
  Mutual funds               8,819      8,889      70          -          70
                          $165,211   $164,689    $558     $1,080       ($522)
Held to maturity
 United States Government
  and agency obligations    $2,999     $2,966      $-        $33        ($33)
 Mortgage-backed securities 23,620     22,647       -        973        (973)
                           $26,619    $25,613      $-     $1,006      (1,006)

                                                                       Net
                                   Estimated   Gross      Gross    Unrealized
(in thousands),          Amortized   Market  Unrealized Unrealized   Gains/
December 31, 1996           Cost     Value     Gains     Losses     (Losses)

Available for sale
 United States Government
   and agency obligations  $55,522    $55,389    $177       $310       ($133)
 Corporate securities        5,640      5,650      12          2          10
 Mortgage-backed securities 94,439     95,029     785        195         590
    Total debt securities  155,601    156,068     974        507         467
  Marketable equity
    securities               5,906      6,243     358         21         337
  Mutual funds               9,045      9,356     311          -         331
                          $170,552   $171,667  $1,643       $528      $1,115
Held to maturity
 United States Government
  and agency obligations    $3,998     $3,995     $13        $16         ($3)
 Mortgage-backed securities 24,515     24,020      13        508        (495)
                           $28,513    $28,015     $26       $524       ($498)

Note D - LOANS
The following table shows the Corporation's loan distribution at the end of the three month period ended March 31, 1997 compared to December 31, 1996.

                                  March 31, 1997          December 31, 1996
($ in thousands)                Balance   % of Total     Balance   % of Total
Real Estate Loans:
 1 to 4 family residential      205,053      78%         203,055      78%
 Multifamily (5 or more units)    3,680       1%           3,574       1%
 Home equity credit lines         7,094       3%           6,427       2%
 Construction and land
  development                     6,399       3%           7,274       3%
 Second mortgages                24,651       9%          24,520      10%
 Commercial mortgages             9,222       3%           8,029       2%
    Total real estate loans     256,099      97%         252,879      97%
Consumer installment              4,898       2%           5,091       2%
Credit cards                      1,142       0%           1,218       1%
Commercial                        1,800       1%             788       0%
Total loans                     263,939     100%         259,976     100%
  Less: Loans held for sale         432                    1,143
        Allowance for loan losses 1,816                    1,577
        Deferred fees               324                      343
Net loans                       261,367                  256,913

Note E - NON-PERFORMING ASSETS
The following table illustrates the composition of the non-performing assets as of March 31, 1997 and December 31, 1996.

                                      March 31, 1997      December 31, 1996
($ dollars in thousands)          # of loans    Amount    # of loans   Amount
Loans past due 90 days or more:
Residential                           21       $1,413         16       $1,326
Installment                            4           19          7          223
  Total non-performing loans          25        1,432         23        1,549
Foreclosed real estate:
Residential                            4          287          6          223
  Total foreclosures                   4          287          6          223
Repossessed assets                     -            -          -            -

  Total non-performing assets                  $1,719                  $1,772

Non-performing assets to total
  loans and OREO                                0.65%                   0.68%
Allowance for loans losses to
  non-performing loans                        126.82%                 101.81%
As a percent of total loans:
  Loans past due 90 days or more                0.54%                   0.60%
  Allowance for loan losses                     0.69%                   0.61%

Note F - LOAN LOSS RESERVE
The following table summarizes the Corporation's loan loss reserve as of the three months ended March 31, 1997 and 1996.

(in thousands) Three months ended March 31,               1997       1996
Beginning balance                                         1,577      1,578
Provision charged to expense                                240         64
Net charge-offs                                               1         74
Ending balance                                           $1,816     $1,568

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


NOTE G - EARNINGS PER SHARE

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 provides accounting and reporting standards for the calculation of earnings per share intended to simplify the computation by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The Corporation will be required to adopt SFAS 128 in the fourth quarter of 1997. Had earnings per share for the quarter ended March 31, 1997 been computed in accordance with SFAS 128 basic earnings per share would have been $.56 and diluted earnings per share would have been $.54. Basic and diluted earnings per share would have been .46 and .45, respectively, for the quarter ended March 31, 1996.


NOTE H - SUBSEQUENT EVENTS

On April 4, 1997, People's Savings Financial Corp. announced that it had entered into an Agreement and Plan of Merger pursuant to which People's Savings Financial Corp. ("PSFC") will merge with and into a newly formed subsidiary of Webster Financial Corporation in a tax free stock-for-stock exchange valued at $34.00 per PSFC share.

The merger must be approved by PSFC shareholders and by federal and state bank regulatory authorities and is subject to customary closing conditions. The merger agreement has been approved by the boards of directors of both Webster and PSFC.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

This section presents management's discussion and analysis of the consolidated results of operations for People's Savings Financial Corp. (the "Corporation") and Peoples Savings Bank & Trust (the "Bank") for the three month period ended March 31, 1997 and 1996, and its financial condition as of March 31, 1997. In order to understand this section in context, it should be read in conjunction with the consolidated financial statements and notes thereto.


Financial Condition

At March 31, 1997 total assets were $479.10 million, a decrease of $3.30 million (or .7%) from total assets of $482.39 million at December 31, 1996. The decrease in assets was primarily due to a decrease in investment securities available for sale and investment securities held to maturity, primarily due to maturities and principal repayments. The decrease in assets was partially offset by an increase in loans. The maturities of investments and an increase of deposits of $1.8 million allowed the Bank to repay $3.7 million in borrowings. The Corporation had unrealized losses on securities available for sale, net of taxes, of $.31 million at March 31, 1997, a decrease of $.97 million from a gain of $.66 million at December 31, 1996.


CAPITAL

The Corporation's and the Bank's Tier 1 leverage capital ratios at March 31, 1997 were 9.12% and 8.85% respectively. The Corporation's and the Bank's total risk-based capital ratios at March 31, 1997 were 19.23% and 18.67% respectively. The Corporation's and the Bank's Tier 1 risk-based capital ratios at March 31, 1997 were 18.45% and 17.90%, respectively. All of the Corporation's and the Bank's ratios as of March 31, 1997 were well above applicable minimums. As of March 31, 1997, the Corporation and the Bank fall within the highest capital category of "well capitalized" under the rules of the Federal Reserve Board and the Federal Deposit Insurance Corporation.


RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 1997 was $1,074,000, an increase of $186,000 as compared to $888,000 for the comparable period in 1996. Net interest income for the three month period ended March 31, 1997 increased by $575,000 primarily due to the increase in interest income on investment securities from the arbitrage transactions the Bank entered into in 1996. The increase in net interest income for the three month period ended March 31, 1997 was partially offset by increases in the provision for loan losses, salaries and employee benefits, and other operating expenses. Trust income increased by $100,000 to $418,000 as of March 31, 1997, from $318,000 as of March 31, 1996.


AVERAGE BALANCES, INTEREST, YIELDS AND RATES
The following table presents condensed daily average statements of condition, which include non-accrual loans, the components of net interest income and selected statistical data.

Three months ended
March 31,
(dollars in
 thousands)

                              Annualized                          Variance
              Average Balance Average rate    Interest      Inc.   due to
              1997     1996   1997  1996   1997    1996  (dec)  Vol.   Rate
Loans      $261,574 $240,688  7.83% 7.95% $5,120  $4,781  $339  $408   ($69)
Investment
 secur-
 ities(a)   202,054  148,086  6.80% 6.29%  3,396   2,278 1,118   891    227
   Total(a) 463,628  388,774  7.38% 7.31%  8,516   7,059 1,457 1,299    158
Other assets 15,253   15,492
  Total
   assets  $478,881 $404,266

Deposits   $352,082 $335,492  4.14% 4.24%  3,641   3,557    84   167    (83)
Borrowings   68,694   14,672  5.90% 5.86%  1,013     215   798   797      1
     Total  420,776  350,164  4.42% 4.31%  4,654   3,772   882   964    (82)
Demand
 deposits     7,101    5,174
Other
 liabilities  3,753    4,076
Stockholders'
 equity      47,251   44,852
  Total
   liabilities
   and
   stock-
   holders'
   equity   $478,881 $404,266
Net interest income                       $3,862  $3,287  $575  $335  $240
Net interest rate spread(a)   2.96% 3.00%
Net interest rate margin(a)   3.33% 3.38%

(a) tax adjusted yield

The average balances, interest, yields and rates table shows that for the three month period ended March 31, 1997 compared to the same period in 1996 there was an increase in interest income caused primarily by increased volume of investments and loans and increased yield on investments offset by lower yields on loans. The comparison of interest expense for the three month period ended March 31, 1997 compared to the same period in 1996 shows that interest expense increased primarily due to increased volume of borrowings and increased volume of deposits, partially offset by a decrease in the rate on deposits. This activity is consistent with the changes in the Corporation's balance sheet and changes in interest rates from one year ago.

Net interest rate spread decreased during the three month period ended March 31, 1997 when compared to the same period last year. The decrease during the three month period was due to the Bank's cost of funds increasing greater than the yield on earning assets. The increase in the yield on earning assets for the three month period was due primarily to an increase in the yield on investments partially offset by a decrease in yield on loans. The rate the Bank pays on its interest bearing liabilities increased in the three month period ended March 31, 1997 when compared to the same period last year primarily due to higher interest rates on the Bank's borrowings, partially offset by decreased deposit rates. The net interest rate margin decreased for the three month period ended March 31, 1997 when compared to the same period in 1996, primarily due to net interest income increasing less than the increase in average earning assets. Net interest income for the three month period ended March 31, 1997 increased primarily due to the increased volume of earning assets.


OTHER INCOME, OTHER EXPENSE, AND TAXES
The following table details the significant increases and decreases in other income for the three month period ended March 31.

                                                 Three Months ended
Other income                                         March 31,
(dollars in thousands)                     1997   1996   Inc(dec)      %
Service charges and fees                   $237   $260     $(23)     (8.9%)
Trust fees                                  418    318      100      31.5
Net investment securities gains (losses)     10    (20)      30    (150.0)
Gains (losses) on loans sold                 (5)   (69)      64     (92.8)
Other operating income                       81     77        4       5.2
  Total other income                       $741  $ 566    $ 175      30.9%

Other income for the three month period ended March 31, 1997 increased by $175,000 as compared to the same period in 1996. The increase was primarily due to increased trust income and a decrease in losses on loans sold.

The following table details the significant increases and decreases in other expenses for the three month period ended March 31.

                                                 Three Months ended
Other expenses                                        March 31,
(dollars in thousands)                     1997   1996   Inc(dec)      %
Salaries and benefits                    $1,295 $1,249      $46        3.7%
Occupancy                                   275    268        7        2.6
Furniture and equipment                     254    221       33       14.9
FDIC deposit insurance                        5      1        4      400.0
Other real estate expenses                   35     (1)      36        N/M
Other operating expenses                    748    630      118       18.7
  Total other expenses                   $2,612 $2,368    $ 244       10.3%

Non-interest expense increased for the three month period ended March 31 1997, from the comparable period of 1996. The increase was primarily due to increased salaries and benefit expenses, increased furniture and equipment expenses, and increased other operating expenses, caused primarily by the Bank's continued growth.

The effective tax rate for the three month period ended March 31, 1997 increased to 38.7% from 37.5% for the same period in 1996. The increase was primarily due to a decrease in dividend income which qualifies for the Federal and State dividend received deduction partially offset by a decrease in the State of Connecticut tax rate to 10.25% from 10.75%.



                         PEOPLE'S SAVINGS FINANCIAL CORP.

Part II Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Corporation or its subsidiary is a party, or of which any of their property is the subject, other than ordinary routine litigation in the normal course of business.


Item 2.  Changes in Securities

During the first quarter of 1997, there were no changes which would materially modify the rights of the holders of the Corporation's registered securities.


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

    27    Financial data schedule.

(B) Reports on Form 8-K:

    On April 17, 1997 the Corporation filed a report on Form 8-K dated April 4, 1997. On April 4, 1997, People's Savings Financial Corp. announced that it had entered into an Agreement and Plan of Merger pursuant to which People's Savings Financial Corp. will merge with and into a newly formed subsidiary of Webster Financial Corporation in a tax free stock-for-stock exchange.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEOPLE'S SAVINGS FINANCIAL CORP.


Date:  May 9, 1997                   By:  /s/ Richard S. Mansfield
                                         Richard S. Mansfield
                                         President and Chief Executive
                                         Officer

Date:  May 9, 1997                   By:  /s/ John G. Medvec
                                         John G. Medvec
                                         Executive Vice President and
                                         Treasurer

                                       Exhibit 11.1
                             PEOPLE'S SAVINGS FINANCIAL CORP.
                        COMPUTATION OF NET INCOME PER COMMON SHARE
                          (in thousands except per share amounts)

                                   Three months ended
                                        March 31,
                                    1997       1996
Net income -
 primary and fully diluted          $1,074     $888

Weighted Average Common Stock
 and Common Equivalent Stock

Weighted average common stock
 outstanding                         1,907    1,932
Assumed conversion (as of the
 beginning of each period or
 upon issuance during a period)
 of stock options outstanding at
 the end of each period                 72       32

Weighted average common stock
 outstanding - primary               1,979    1,964

Weighted average common stock
 outstanding                         1,907    1,932

Assumed conversion (as of the
 beginning of each period or
 upon issuance during a period)
 of stock options outstanding
 at the end of each period              77       36

Weighted average common stock
 outstanding - fully diluted         1,984    1,968

Earnings Per Common and Common
 Equivalent Share

Primary                              $0.54    $0.45

Fully diluted                        $0.54    $0.45